Form 10QSB
period 2006-11-30
Global Ink Supply Inc.
filed 2007-01-22
CIK 1368055

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended November 30, 2006

Commission File Number: 333-137486

GLOBAL INK SUPPLY COMPANY
(Exact Name of Issuer as Specified in Its Charter)

Delaware	4813	------
State of Incorporation	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.

346 East 8th Street
North Vancouver, BC
Canada, V7L1Z3
(604)990-9924
(Address and Telephone Number of Issuer's Principal Executive Offices)

American Incorporators, LTD
Suite 606, 1220 North Market Street
Wilmington, DE 19801
(302) 421-5752
(Name, Address, and Telephone Number of Agent for Service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   X     NO ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. YES ___ NO ___

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of January 12, 2007, the registrant had 7,850,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): YES ___ NO   X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
BALANCE SHEETS
(unaudited)

	November 30, 2006	May 31, 2006
ASSETS

CURRENT ASSETS
Cash	$25,993	$17,808

Total Assets	$25,993	$17,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,500	$1,101

Total Liabilities	$1,500	$1,101

STOCKHOLDERS’ EQUITY
Common stock, 25,000,000 shares authorized with $0.0001 par value
Issued and outstanding
7,850,000 shares at November 30, 2006; 7,100,000 shares at May 31, 2006	$785	$710
Additional paid-in capital	35,015	20,090
Accumulated deficit during development stage	(11,307)	(4,093)

Total stockholders’ equity	$24,493	$16,707

Total liabilities and stockholders' equity	$25,993	$17,808

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,		November 4, 2004 (inception) to November 30,
	2006	2005	2006	2005	2006

REVENUES	$-	$9,216	$-	$9,216	$9,216

Cost of Goods	-	7,556	-	7,556	7,556
Gross Profit	$-	$1,660	$-	$1,660	$1,660

SELLING AND ADMINISTRATIVE EXPENSES

General and administrative	$7,113	$932	$7,214	$932	$12,967

NET INCOME (LOSS) FOR THE PERIOD	$(7,113)	$728	$(7,214)	$728	$(11,307)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,223,626	7,100,000	7,161,475	6,778,689

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 4, 2004 (INCEPTION) TO NOVEMBER 30, 2006
(unaudited)

	Common Stock		Additional	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Development Stage	Total

Balance, November 4, 2004	-	$-	$-	$-	$-

Common stock issued for cash at $0.0008 per share February 28, 2005	5,000,000	500	3,500	-	4,000

Net loss for the period	-	-	-	(8,756)	(8,756)

Balance, May 31, 2005	5,000,000	500	3,500	(8,756)	(4,756)

Common stock issued for cash at $0.008 per share June 28, 2005	2,100,000	210	16,590	-	16,800

Net income for the period	-	-	-	4,663	4,663

Balance, May 31, 2006	7,100,000	$710	$20,090	$(4,093)	$16,707

Common stock issued for cash at $0.02 per share November 15, 2006	750,000	75	14,925	-	15,000

Net loss for the period	-	-	-	(7,214)	(7,214)

Balance, November 30, 2006	7,850,000	$785	$35,015	$(11,307)	$24,493

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

	For six months ended November 30, 2006	For six months ended November 30, 2005	November 4, 2004 (inception) to November 30, 2006

CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss) for the period	$(7,214)	$728	$(11,307)
Adjustment to reconcile net loss to net cash from operating activities:
Inventory	-	7,556	-
Accounts payable	399	915	1,500

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6,815)	$9,199	$(9,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	15,000	16,800	35,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	$15,000	$16,800	$35,800

INCREASE (DECREASE) IN CASH	$8,185	$25,999	$25,993

CASH, BEGINNING OF PERIOD	17,808	4,443	-

CASH, END OF PERIOD	$25,993	$30,442	$25,993

Supplemental Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006
(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form SB-2 dated September 20, 2006, which included financial statements for the year ended May 31, 2006 of Global Ink Supply Company (the "Company").

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is in the initial development stage and has incurred losses since inception totalling $9,807. The Company was incorporated on November 4, 2004 in the State of Delaware. The Company’s fiscal year end is May 31. The Company is a development stage company that plans to sell generic printer cartridges and other consumables directly to the commercial marketplace and to an Internet based reseller network. To date the Company has had limited business operations.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders’ shares and a Private Placement Offering for 7,000,000 shares at $.008 and $0.02 per share. As of November 30, 2006, the Company had sold 7,850,000 shares and had received $35,800 in proceeds from the sale of the Company’s common stock of which 5,000,000 Founders’ shares were issued at $.0008 per share for net proceeds of $4,000 and 2,100,000 shares were issued at $.008 per share for net proceeds of $16,800 and 750,000 shares were issued at $0.02 per share for net proceeds of $15,000 pursuant to the Private Placement Offering Memorandum.

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs which raises substantial doubt about its ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through the placement of our common stock in order to continue with the business plan. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock in order to continue as a going concern.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006
(unaudited)

NOTE 2 - A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes
Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Revenue Recognition

The Company is engaged in the sale of generic toner cartridges for printers through a website on the internet. The Company recognizes the revenue at the time of shipping of the product when responsibility of the product is transferred to the purchaser and payment has been accepted or assured. The Company carries inventory at the lower of cost or market for the cartridges on hand.

Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSB 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSB 115-1 will have material impart on our financial condition or results of operations.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006
(unaudited)

NOTE 2 - A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2006, the Financial Accounting Standards Boars (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (SFAS No. 155”). SFAS No. 155 allows financial instruments that contain and embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS will have a material impact on the financial conditions or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company’s capitalization is 25,000,000 common shares with a par value of $0.0001 per share. No preferred shares have been authorized or issued.

As of November 30, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

During the period ended May 31, 2005, a director purchased 5,000,000 shares of common stock in the Company at $0.0008 per share with proceeds to the Company totalling $4,000.

On February 22, 2005, the Company authorized a Private Placement Offering to sell up to 7,000,000 shares at $0.008 per share. During June and July of 2005 the total amount raised in this financing was $16,800 through the issuance of 2,100,000 shares in the Company’s common stock.

On November 15, 2006, the Company authorized a Private Placement Offering to sell up to 750,000 shares at $0.02 per share. During the period ended November 30, 2006 the total amount raised in the financing was $15,000.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006
(unaudited)

NOTE 5 - INCOME TAXES

The Company accounts for its income taxes in accordance with FASB No. 109, “Accounting for Income Taxes.” As of November 30, 2006, the Company had net operating loss carry forwards of approximately $11,307 that may be available to reduce future years’ taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 6 - SUBSEQUENT EVENTS

In January 2007 the Company sold $5,486.28 worth of cartridges.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Item 2. Plan of Operations

Introduction

Global Ink Supply Company was incorporated on November 4, 2004 in the State of Delaware. GISC is a development stage company that plans to sell generic printer cartridges and other consumables directly to the commercial marketplace and to individual consumers. The Company plans to market an e-commerce enabled website, www.globalinksupply.com, which will attract prospective clientele. The Company’s mailing address is 346 East 8th Street, North Vancouver, BC Canada V7L 1Z3. The telephone number of our principal executive office is (604) 990-9924.

As of November 30, 2006 GISC had $ 25,993 of cash on hand and available for expenses. Management believes this amount will satisfy the cash requirements of GISC for the next twelve months or until such a time the business is supported through its operations and/or additional proceeds are raised. There can be no assurance that GISC will be successful in generating satisfactory business operations and/or be capable of raising additional sufficient financing in the future and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the continued development of the website and marketing campaigns, as well as legal and accounting fees.

As of January 12, 2007 GISC has generated two transactions from the sale of toners/ink cartridges generating approximately a pre-tax net profit of 20%. All additional proceeds received by GISC were a result of the sale of its common stock.

GISC has had operating costs since its inception in November of 2004 of ($11,307). These proceeds were primarily used for corporate development and directed towards costs associated with filing its Registration Statement on Form SB-2 in September of 2006. The Registration Statement was deemed effective on October 17, 2006. Since this time the Company has raised $15,000 from the sale of common stock through the Registration Statement. These proceeds are to be directed towards the continued development of website and maintain the corporate requirements of the corporation.

Plan of Operation - Next Twelve Months

Within the next twelve months GISC will direct efforts towards the continued development of its website as well as maintain the requirements as a Reporting Company set forth under the 1934 Act. Furthermore, management plans contact various broker-dealers in order to review various options for obtaining a public market for GISC’s common stock; specifically attempt to qualify the common stock for listing on the Over-the Counter-Bulletin-Board (OTCBB.) There can be no guarantee or assurance that GISC’s common stock will ever be listed on the OTCBB or any other public medium.

Specifically, management anticipates the following steps and related expenses within the next twelve months:

1.)    Complete the development of the website by adding product lines to the site. The product line will represent major manufacturers of generic printer cartridges, including but not limited those cartridges that work on Epson, Canon and other manufacturer’s printers. The cartridges represented from each product line will include specific cartridges for the specific manufacturers GISC hopes to accomplish this by the end of the fourth quarter of 2007. Cost is estimated at approximately $5,000 -$7,000.

2.)    In addition, GISC plans to allocate approximately $1,500 towards marketing its business via flyers and/or brochure mailers.

3.)    GISC has allocated $11,000 towards administrative expenses associated with maintaining its status as a Reporting Company (accounting, legal, and other professional services. The Company plans to direct any remaining funds towards any deficiencies, if any, in the estimated expenses anticipated above. These estimates are based upon current funds available to GISC and although GISC anticipates generating additional revenue through its business no guarantee or assurance can be made that this will occur. Therefore, no projections based upon potential revenue will be made by management herein.

Liquidity and Capital Resources

As of the date of this report, GISC has no immediate or foreseeable need for additional funding during the next twelve months. Expenses within this time frame will include website development as well as accounting, legal, and professional services in order to maintain requirements as a Reporting Company set forth under the 1934 Act.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Product Research and Development

Over the next twelve months GISC does not anticipate any significant research of any products. The Company does not expect the purchase or sale of plant or any significant equipment, and GISC does not anticipate any change in the number of employees. GISC has no current material commitments.

GISC has no current plans, preliminary or otherwise, to merge with any other entity.

Item 3. Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's Chief Executive Officer, based on his evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that the Company's disclosure and procedures were effective for this purpose.

Changes In Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.	Not applicable.
Item 2.	Not applicable.
Item 3.	Not applicable.
Item 4.	Not applicable.
Item 5.	Not applicable.
Item 6.	Not applicable.

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Ink Supply Company

Dated: January 22, 2007	/s/ Dave Wolstenholme
Chief Executive Officer and
Chief Financial Officer