Form 10QSB
period 2007-02-28
Global Ink Supply Inc.
filed 2007-04-09
CIK 1368055

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended February 28, 2007

Commission File Number: 333-137486

GLOBAL INK SUPPLY COMPANY
(Exact Name of Issuer as Specified in Its Charter)

Delaware	4813	------
State of Incorporation	Primary Standard Industrial Classification Code Number	I.R.S. Identification No.Employer

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
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. YES             NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of March 30, 2007, the registrant had 7,850,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): YES              NO   X

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
BALANCE SHEETS
(unaudited)

	February 28, 2007	May 31, 2006
ASSETS

CURRENT ASSETS
Cash	$19,118	$17,808
Accounts receivable	5,486	-

Total Assets	$24,604	$17,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,072	$1,101

Total Liabilities	$6,072	$1,101

STOCKHOLDERS’ EQUITY
Common stock, 25,000,000 shares authorized with $0.0001 par value Issued and outstanding 7,850,000 common shares at February 28, 2007; 7,100,000 shares at May 31, 2006	$785	$710
Additional paid-in capital	35,015	20,090
Accumulated deficit during development stage	(17,268)	(4,093)

Total stockholders’ equity	$18,532	$16,707

Total liabilities and stockholder’s equity	$24,604	$17,808

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended February 28, 2007	For the three months ended February 28, 2006	For the nine months ended February 28, 2007	For the nine months ended February 28, 2006	November 4, 2004 (inception) to February 28, 2007

REVENUES	$914	$-	$914	$9,216	$10,131

Cost of Goods	-	-	-	7,556	7,556
Gross Profit	$914	$-	$914	$1,660	$2,575

SELLING AND ADMINISTRATIVE EXPENSES

General and administrative	$6,875	$-	$14,089	$932	$19,843

NET LOSS FOR THE PERIOD	$(5,961)	$-	$(13,175)	$728	$(17,268)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,850,000	7,100,000	7,388,462	6,884,615

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 4, 2004 (INCEPTION) TO FEBRUARY 28, 2007
(unaudited)

	Common Stock		Additional	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Development Stage	Total

Balance, November 4, 2004	-	$-	$-	$-	$-

Common stock issued for cash at $0.0008 per share February 28, 2005	5,000,000	500	3,500	-	4,000

Net loss for the period	-	-	-	(1,200)	(1,200)

Balance, May 31, 2005	5,000,000	500	3,500	(1,200)	2,800

Common stock issued for cash at $0.008 per share June 28, 2005	2,100,000	210	16,590	-	16,800

Net income for the period	-	-	-	(2,893)	(2,893)

Balance, May 31, 2006	7,100,000	$710	$20,090	$(4,093)	$16,707

Common stock issued for cash at $0.02 per share November 15, 2006	750,000	75	14,925	-	15,000

Net loss for the period	-	-	-	(13,175)	(13,175)

Balance, February 28, 2007	7,850,000	$785	$35,015	$(17,268)	$18,532

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

	For nine months ended February 28, 2007	For nine months ended February 28, 2006	November 4, 2004 (inception) to February 28, 2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net profit (loss) for the period	$(13,175)	$728	$(17,268)
Adjustment to reconcile net loss to net cash from operating activities:
Accounts receivable	(5,486)	-	(5,486)
Inventory	-	7,556	-
Accounts payable	4,971	(8,099)	6,072

NET CASH USED IN OPERATING ACTIVITIES	$(13,690)	$185	$(16,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	15,000	16,800	35,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	$15,000	$16,800	$35,800

INCREASE (DECREASE) IN CASH	$1,310	$16,985	$19,118

CASH, BEGINNING OF PERIOD	17,808	4,444	-

CASH, END OF PERIOD	$19,118	$21,429	$19,118

Supplemental Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form SB-2 dated September 20, 2006, which included financial statements for the year ended May 31, 2006 of Global Ink Supply Company (the “Company”).

The interim financial statements present the balance sheet, statement of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The Company is in the initial development stage and has incurred losses since inception totalling $17,268. The Company was incorporated on November 4, 2004 in the State of Delaware. The Company’s fiscal year end is May 31. The Company is a development stage company that plans to sell generic printer cartridges and other consumables directly to the commercial marketplace and to an Internet based reseller network. To date the Company has had limited business operations.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders’ shares and a Private Placement Offering for 7,000,000 shares at $.008 and $0.02 per share. As of February 28, 2007, the Company had sold 7,850,000 shares and had received $35,800 in proceeds from the sale of the Company’s common stock of which 5,000,000 Founders’ shares were issued at $.0008 per share for net proceeds of $4,000 and 2,100,000 shares were issued at $.008 per share for net proceeds of $16,800 and 750,000 shares were issued at $0.02 per share for net proceeds of $15,000 pursuant to the Private Placement Offering Memorandum.

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

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(unaudited)

NOTE 2 - A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition
The Company is engaged in the sale of generic toner cartridges for printers through a website on the internet. The Company recognizes the revenue at the time of shipping of the product when responsibility of the product is transferred to the purchaser and payment has been accepted or assured. The Company carries inventory at the lower of cost or market for the cartridges on hand. In certain transactions, the product sold is drop shipped directly from the supplier to the customer. In this capacity, the company is acting as an agent for the supplier and under EITF 99-19 recognizes these transactions on the net basis.

Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (SFAS No. 155”). SFAS No. 155 allows financial instruments that contain and embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 200. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

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

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We are currently evaluating the requirements of SAB No. 108 and the impact it may have on our consolidated financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(unaudited)

NOTE 2 - A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006. We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

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

As of February 28, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

NOTE 5 - INCOME TAXES

The Company accounts for its income taxes in accordance with FASB No. 109, “Accounting for Income Taxes.” As of February 28, 2007 the Company had net operating loss carry forwards of approximately $17,268 that may be available to reduce future years’ taxable income and will expire commencing in 2025 through 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

As of February 28, 2007 GISC had $ 19,118 of cash on hand and available for expenses. Management believes this amount will satisfy the cash requirements of GISC for the next twelve months or until such a time the business is supported through its operations and/or additional proceeds are raised. There can be no assurance that GISC will be successful in generating satisfactory business operations and/or be capable of raising additional sufficient financing in the future and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the continued development of the website and marketing campaigns, as well as legal and accounting fees.

As of March 30, 2007 GISC has generated two transactions from the sale of toners/ink cartridges generating approximately a pre-tax net profit of 20%. All additional proceeds received by GISC were a result of the sale of its common stock.

GISC has had operating costs since its inception in November of 2004 of ($ 17,268). These proceeds were primarily used for corporate development and directed towards costs associated with filing its Registration Statement on Form SB-2 in September of 2006 and maintaining the requirements of a Reporting Company as defined by the Securities and Exchange Commission set forth under the 1934 Act.

Plan of Operation - Next Twelve Months

Within the next twelve months GISC will direct efforts towards the continued development of its website as well as maintain the requirements as a Reporting Company. In March of 2007 GISC’s common stock was approved for quotation on the Over-the-Counter Bulletin Board (OTCBB.) The designated ticker symbol is “GINK”, however, as of the date of this report there has been no activity or trading of the common stock and there can be no guarantee or assurances made that there every will be in the future.

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

2.) In addition, GISC plans to allocate approximately $1,000 towards marketing its business via flyers and/or brochure mailers.

3.) GISC has allocated $8,000 towards administrative expenses associated with maintaining its status as a Reporting Company (accounting, legal, and other professional services. The Company plans to direct any remaining funds towards any deficiencies, if any, in the estimated expenses anticipated above. These estimates are based upon current funds available to GISC and although GISC anticipates generating additional revenue through its business no guarantee or assurance can be made that this will occur. Therefore, no projections based upon potential revenue will be made by management herein.

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

Global Ink Supply Company

Dated: April 6, 2007	/s/ Dave Wolstenholme
Chief Executive Officer and
Chief Financial Officer