Form 10KSB
period 2007-05-31
Global Ink Supply Inc.
filed 2007-09-14
CIK 1368055

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2007.

___	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

Commission File Number:  000-52630

GLOBAL INK SUPPLY COMPANY
(Exact Name of Issuer as Specified in Its Charter)

Delaware	4813	------
State of Incorporation	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.

346 East 8th Street
North Vancouver, BC
Canada, V7L1Z3
(604)990-9924
(Address and Telephone Number of Issuer's Principal Executive Offices)

American Incorporators, LTD
Suite 606, 1220 North Market Street
Wilmington, DE 19801
(302) 421-5752
(Name, Address, and Telephone Number of Agent for Service)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

$0.0001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ___

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X     No ___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  YES  X     NO ___

Issuer’s revenues for fiscal year 2007 -- $5,486

The estimated aggregate market values of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the Company’s common stock sold via the Company’s Registration Statement filed on Form SB-2 deemed effective October 12, 2006 offering of the common equity was $57,000 on August 28, 2007.

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of August 28, 2007 the registrant had 7,850,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):   YES __   NO   X .

ii

iii

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

PART I

Item 1.	Description of Business.

General

Global Ink Supply Company was incorporated on November 4, 2004 in the State of Delaware. GISC is a development stage company that plans to sell generic printer cartridges and other consumables directly to the commercial marketplace, individual consumers. The Company plans to develop and market an e-commerce enabled website which will attract prospective clientele and distribution partners. The Company’s mailing address is 346 East 8th Street, North Vancouver, BC Canada V7L 1Z3. The telephone number of our principal executive office is (604) 990-9924.

Overview - Ink Printer Cartridge and Toner Market

Management believes the ink printer cartridge and toner market is synonymous to the personal hygiene shaving products market. For example, a razor manufacturer’s primary profits come from the sale of replacement blades for the specific razor product; whereas printer manufacturers make their primary profit on ink and toner cartridge replacements for the specific printer they generally sell at very narrow profit margins. Generally replacement ink cartridges and toners are expensive no matter the manufacturer of the printer; as such management has identified a potential market opportunity to offer replacement cartridges and toners through the Internet medium at discount prices to the consumer.

Current market estimates put the consumables business at 90 percent of the more than $31 billion annual global printer market. With shipments of digital copiers and printers projected to reach 4.31 million units in 2006, management believes the installed base is swelling at a tremendous rate, thereby creating a potential huge and growing market for consumable ink printer cartridges and toners.

The ink printer cartridge and toner market is well established with two primary segments in the marketplace (corporate and individual consumer). Within those two markets there are two tiers of organizations, name brand and generic manufacturers. GISC plans to market generic products to both of these primary segments within the industry. Name-brand companies such as Hewlett Packard, Canon, Epson and others dominate the name brand marketplace sales of ink cartridges and toners. However, according to Lyra Research, in the past five years the share of generic/remanufactured printer cartridges in the cartridge market rose from 14% to 17%. Lyra expects the share of remanufactured printer cartridges to rise to 24% by 2008 and that by 2008, 24% of consumables will be generic. Based upon the current pricing structure within the name brand ink cartridges and toners management believes that the offering of inexpensive and reliable generic cartridges and toners will be increasingly popular. The Company plans to profit by selling generic printer cartridges and toners through its website (www.globalinksupply.com). Through the use of our proposed website and a targeted approach, GISC feels that an opportunity exists to create a sizeable business.

GISC has not incurred any significant research and development costs, and therefore does not expect to pass any such costs on to our prospective customers. At this time government approval is not necessary for our business, and GISC is unaware of any significant government regulations that may impact its proposed business within the e-commerce marketplace.

Internet Industry

The distribution of products over the Internet is one of the fastest growing business segments in the world. Management believes that with the proper marketing campaign, GISC’s e-commerce enabled website can develop into a profitable business selling generic ink printer cartridges and toners.

Marketing and Strategy

Target Market

While the market for generic ink printer cartridges and toners is large and competitive, management believes it has identified potential target market for its product offering. The primary target market identified is the individual consumer and businesses as well as membership bases of computer user groups and other associations globally.

Specifically, various computer user groups and associations in North America alone number in excess of 45,000 clubs with a combined membership base of more than 1,000,000 people. Lists of these members that can be easily targeted have been identified at (www.marketingsource.com.)

Management believes this group of individuals is ideal targets to not only purchase its products, but to successfully market its products for a variety of reasons:

1.
As members of a user group or association they are often provided attractive offers for their members. As such, the offer we are able to provide reliable and cost competitive printer cartridges and accessories;

2.	A large percentage have a need for the products since many are active computer users/owners and know other users/owners as well; and

3.	Association members and user group members by definition are happy to assist and inform other people (and not necessarily user group members) of valuable products and services.

Based upon these factors management believes that computer user groups and associations would be a valuable and cost effective method for the distribution and sales of generic ink cartridges and toners. Through this wholesale type approach, the user group members will be able to purchase bulk packages of cartridges and accessories that they can sell to both their friends and corporate contacts that they may have. In effect, becoming independent sales agents and creating a network of customers, of who if interested that can also become sales agents as well. This model has seen great success with companies such as Amway, Qixtar, Regal and others.

Furthermore, as part of the expansion plan, GISC has plans to develop a volume based, decreasing pricing model to incentive to customers who buy large wholesale amounts for resale to their network of friends and associates. Management believes by taking this approach it will minimize the costs associated with marketing, specifically expenses related to sales personnel.

Marketing

GISC is currently in the process of developing an Internet website with full electronic commerce capabilities and functionality to assist the network of independent sales agents. The website’s address is www.globalinksupply.com. GISC plans to market its website by developing a network of independent sales representatives, which will primarily be reliant upon “word of mouth” and referral dynamics of the user group and association members. GISC cannot provide any assurance that association membership marketing will be effective for its proposed business operations.

It is important to note that GISC has not yet fully developed its website and there can be no assurance that GISC will be able to implement any marketing campaigns and strategies successfully if and when the website becomes functional.

The Company also anticipates listing its website with search engines (target lists) in order to expose its site to individuals and business that may become potential customers for the Company as well as to individuals whom may be interested in becoming an affiliate sales representative for GISC.

In addition to targeted lists, management plans to utilize targeted e-mail announcements, industry forums and corporate blogs with information about GISC products that can be sent to individual association members who have expressed an interest in receiving information regarding our generic printer cartridges and accessories. The advantage of this method is that individuals have voluntarily signed up to receive e-mail messages about specific topics and are thereby more likely to read them. Response rates ranging from 1% to 5% are expected with targeted e-mails. GISC plans to strive to maintain a clean corporate image by practicing proper “etiquette” when sending e-mail messages. In order to differentiate between e-mail messages that are voluntarily requested and true “spamming” from unwelcome sources, GISC plans to only send targeted e-mail to those individuals who have voluntarily requested to receive such announcements, and always give the participants the option to remove themselves from the e-mail lists obtained from a third party source or compiled internally through GISC proposed website.

Products

GISC does not manufacture or design any products. Rather GISC plans to distribute products via its proposed internet site and in turn develop a network of independent sales agents from user groups and associations to sell its ink printer cartridges and toners. The website itself will be structured to host a comprehensive catalog from which these individuals can research, place orders and talk with others about the various ink printer cartridges and toners.

GISC has secured the domain name www.globalinksupply.com and has begun to plan the initial development of its website. Investors must be aware that as of the date of this annual report the website is not complete and is not capable of generating any revenues or acting as a tool for any affiliate sales agent.

Global Ink plans the completed website to have multiple product lines that the independent agents can readily navigate through and provide them with appropriate product information, sales support and service. Each of the product lines will display specific products such as cartridges for different printers and ink for different recycled cartridges.

Global Ink can make no guarantees or assurances that it will accomplish its goals within the dates specified. Moreover, management has no current plan to substitute any additional products or services except those described herein (generic printer cartridges and accessories). No guarantee or assurance can be made that GISC’s proposed business model will be effective in distributing these products.

The website will be designed to meet Global Inks’ strategy of providing a broad selection of generic printer cartridges and accessories from multiple manufactures and distributors giving independent agents the following benefits:

✓	Compelling Merchandise. A large selection of desirable products, within the generic printer cartridge and accessory industry.

✓
Competitive Pricing. By providing a broad selection of generic printer cartridges and accessories for bulk purchase, the site will provide interested parties with relevant information and competitive pricing. In order to maintain competitive pricing, Global Ink plans to monitor the competition’s pricing schemes and respond quickly to any changes by the competition by adjusting it’s pricing to be competitive within the marketplace. Global Ink will have to apportion time to accomplish this while attempting to keep costs of doing business at a minimum.  There can be no assurance Global Ink will be able to maintain it goal of competitive pricing; if it fails to do so the proposed business would suffer materially.

✓
Business. With very little money and flexible terms, GISC is providing independent sales representatives the ability to create a business with a recurring revenue stream (as sales representatives customers use the products, they will require more)

✓	Convenience. Through the website, Global Ink will be able to supply generic printer cartridges and accessories to the buyer in a convenient way.

✓	Buyers will not need not travel to fixed locations during limited hours to purchase items. The website will enable them to browse, order, and purchase 24 hours a day and 7 days a week.

✓
Customer Service.  On the website, GISC plans to have links labeled as “Customer Service” or “Questions about this Product?” where buyers can e-mail any question that they may have. GISC plans to readily respond to the questions via e-mail and if necessary follow-up with a telephone call. As the business develops GISC will be required to hire additional personal to ensure quick response to customers. If GISC is unable top provide quality customer service it would materially impair the growth of the business.

GISC believes it will have an advantage with the current competition by developing effective relationships with its clientele. Management believes this can be accomplished by combining the above benefits with consistently quality customer service. However, competitors may prove to be too dominating and prevent Global Ink from ever establishing these relationships, as Global Ink is currently a development stage business with no proven track record.

Potential investors should realize that as of the date of this annual report, GISC is currently in the process of developing the Internet website and at this time it is not fully operational.

Even if GISC is successful in developing and ultimately launching its proposed website (www.globalinksupply.com), its future success will be dependent on several critical factors including, but not limited to, successfully raising of capital, market acceptance, and management’s continued focus on the development of the business.

Once the website is fully operational, GISC plans to obtain a small amount of inventory for the cartridges and accessories displayed on the website. In order to do so the Company will have to apply for credit status with the suppliers of the generic printer cartridges and accessories. At this time no credit status application has been filed with any supplier. Management believes that once the website is operational, suppliers will be willing to provide credit status to GISC; however, there can be no assurance or guarantee that this will be the case.

If GISC is successfully in obtaining inventory, commercial space will be required to store the products (see “Description of Property below.) GISC plans to provide various options for shipping the product to customers including FEDEX and the traditional Postal Service. Global Ink anticipates passing the cost of shipping directly to the customer.

GISC believes by providing a broad selection of quality products along with detailed information about the products through its proposed website, it will be able to compete within the growing marketplace for generic printer cartridges and accessories.

Current Market Conditions

Management believes that the Internet as a medium for conducting business will continue to grow and will have a positive impact on its offerings. Management believes that the significant growth of companies already selling cartridges and accessories is a strong indication of the current and future demand. However, There can be no assurance that the Company is correct in its diagnosis of the future market of generic printer cartridges and accessories and as such each potential investor should conduct his/her own research of this marketplace.

GISC has no employees. Presently, David Wolstenholme, officer/director, plans to devote approximately a minimum of 12 -15 hours per month, on the business.

Item 2.	Description of Property.

GISC’s principle address is 346 East 8th Street, North Vancouver BC V7L1Z3 Canada. Mr. Wolstenholme, Officer/Director, is currently providing his home office for GISC’s office and mailing address. Mr. Wolstenholme plans to continue to contribute this office space at no cost to the Company until such a time that the Company begins operations. The telephone number is 604-990-9924.

GISC believes the property arrangement satisfies the Company’s current needs and will be adequate up to the point that GISC begins operations, which is currently estimated to be at the end of the second quarter of 2006 at which point it may be required to rent or lease commercial property that is capable of providing adequate storage and office space. Management anticipates rent on a per month basis for adequate commercial space will cost GISC approximately $1,500. This estimate is based upon local commercial spaces with approximately 2,000 -3,000 square feet of storage capability and 500 to 1,000 square feet of office space. However, management plans to continue to utilize Mr. Wolstenholme’s home office until that space is no longer adequate. At this time no commercial property has been secured by GISC and there can be no assurance that an adequate space will be found by GISC when needed; or if adequate space can be found at the price currently estimated by management.

Item 3.	Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to the security holders for a vote.

PART II

Item 5.	Market for the Registrant’s Common Equity And Related Stockholder Matters And Small Business Issuer Purchase of Equity Securities.

Currently the Company’s common shares are listed on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol “GINK.”  However, as of the date of this annual report there have been no trading activities in the Company’s common stock.  There is a current bid range from $0.01 to $0.30 with no ask price as of August 27, 2007.  There can be no assurance that a market will ever develop in the Company’s common stock in the future.  If a market does not develop then investors would be unable to sell any of the Company’s common stock likely resulting in a complete loss of any funds therein invested.

SHAREHOLDERS

As of May 31, 2007, there were approximately 34 holders of record of our common stock.

DIVIDEND POLICY

We have never declared a cash dividend on our common stock and our Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our Board of Directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
	Number of shares of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c )
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any unregistered securities in the year ended May 31 2007.

In 2006 Global Ink pursuant to a Registration Statement filed on Form SB-2 that was deemed effective on October 17, 2006 sold $15,000 of common stock through the Registration Statement.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

As of the date of this annual report the Company nor any affiliated purchaser have purchased any equity securities in any other entity and neither has not repurchased any Global Ink equity securities.

Item 6.	Plan of Operation.

The following discussion should be read in conjunction with GISC’s audited financial statements, including the notes thereto, appearing elsewhere in this annual report.

Company Overview

GISC was organized on November 4, 2004 and has not yet commenced any significant revenue-generating operations. As of the date of this annual report GISC has generated two transactions from the sale of toners/ink cartridges generating approximately a pre-tax net profit of 20%. All additional proceeds received by GISC were a result of the sale of its common stock through it’s prospectus filed on Form SB-2 in 2006, which amounted to approximately $15,000.

Plan of Operations – General

Our plan of operations is to sell generic printer cartridges and accessories to businesses and individual consumers through our website at www.globalinksupply.com.

As of May 31, 2007 GISC had $ 9,776 of cash on hand and available for expenses. The Company had $5,486 of accounts receivable and accounts payable of $6,072.  Management believes this amount will satisfy the cash requirements of GISC for the next six months to maintain the reporting company status as defined under the 1934 Act.  However, additional funds will be required to continue the proposed business plan described above and maintain its reporting status beyond the six months.

GISC will be required to raise additional proceeds within this timeframe in order to maintain as a going concern.  There is no additional offering in the works at present. There can be no assurance that GISC will be successful in raising additional equity financing, and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the development of the website and marketing campaigns, as well as legal and accounting fees. GISC will be dependent upon capital to be derived from future financing activities such as subsequent offerings of our stock. There can be no assurance that GISC will be successful in raising the capital the company requires. Management believes that if subsequent private placements are successful, GISC will be able to generate revenue from online sales of generic printer cartridges and accessories and achieve liquidity within the following twelve to fourteen months thereof.

If GISC is unable to satisfy its capital requirements through its revenue production or if the Company is unable to raise additional capital through the sale of its common stock it may have to borrow funds in order to sustain its business.  There can be no assurance or guarantee given that GISC will be able to borrow funds because it is a new business and the future success of the Company is highly speculative. Investors should be aware that if the GISC is unable to raise additional proceeds its business will fail and any investment made into the Company would be completely lost.

Over the next three months management anticipates to begin the process of seeking out a strategy for raising additional proceeds in order to continue its proposed business plan.  Management estimates it will cost approximately $35,000 in order develop its business in a manner where it can generate revenues.  Below is a summary of the estimated events and costs that will be required over the course of the next twelve months in order for the Company to continue as a going concern:

1.)	Complete the development of the website. Management has estimated the time frame to accomplish this to be the Fourth Quarter of 2007 and cost approximately $10,000.

2.)	In addition, GISC plans to allocate approximately $15,000 towards the initial phases of the marketing plan described herein.

3.)
GISC has allocated $10,000 towards administrative expenses, which the Company plans to direct towards:  Any deficiencies, if any, in the estimated expenses anticipated for maintaining reporting status with the Securities and Exchange Commission and the completion of the website as described herein.  Any additional funds allocated as administrative expenses will be designated as working capital and used for miscellaneous corporate expenses including but not limited to office supplies, postage, etc.

The specific steps anticipated over the next twelve months involve continuing to develop the website by adding product lines to the site. The product line will represent major manufacturers of generic printer cartridges, including but not limited those cartridges that work on Epson, Canon and other manufacturer’s printers. The cartridges represented from each product line will include specific cartridges for the specific manufacturers GISC hopes to accomplish this by the end of the second quarter of 2008.

Each of the product lines will display specific cartridges and accessories.  GISC plans to provide the following links with each specific product:

1.)	Comparative cartridges – other cartridges/colors that may suit the customers needs; and

2.)	Accessories– Provide the customer with additional printing accessory options.

If and when the website is completed, over the subsequent twelve months, GISC plans to allocate proceeds towards it marketing campaign directed specifically at building traffic “potential buyers” to its website.  For this purpose management anticipates employing a third party who specializes in increasing web traffic to websites, such as PerfectTraffic.com, WebSiteTraffic.com and/or HitWise.com.  Management anticipates the cost for such a service who can guarantee visitors to its website will cost approximately $ 200.00 per month for every 50,000 visitors.  However, even if GISC is successful in developing its proposed website and contracting a third party to increase web traffic there can be no guarantee or assurance that individuals will buy any of the products listed on GISC’s website.

As GISC expands its business, it will likely incur losses. Management plans on funding these losses through revenues generated through its proposed website.
Although management believes the above timeframes for the related business steps are conservative and can likely be accomplished by GISC, potential investors should be aware that several unforeseen or unanticipated delays may impede GISC from accomplishing the above-described steps such as:

✓	Problems may arise during the development of the Internet website with the programming and testing that management cannot overcome, creating a time delay and additional costs;

✓	GISC may find that potential financiers are unreceptive to its business plan and provide no options to raise the additional capital required to funds its marketing campaign.

If either of these events should occur GISC would not be able to continue as a going concern and investors would lose all of their investment.

GISC does not anticipate any significant research of any products. The Company does not expect the purchase or sale of plant or any significant equipment, and GISC does not anticipate any change in the number of employees. GISC has no current material commitments.

GISC has no current plans, preliminary or otherwise, to merge with any other entity.

At this time, management does not plan to commit any of their own funds towards the company’s development.  If and when this changes, management will file the appropriate disclosures in a timely manner.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the current funds available to the Company will only be sufficient to continue maintaining a reporting status for the next six months. The estimated cost to maintain the reporting status of the Company for the next twelve months has been estimated at $18,000. The officer and director, David Wolstenholme, has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan if required over the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement.  Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 7.	Financial Statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)

FINANCIAL REPORTS

MAY 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Global Ink Supply Company
Spokane Washington

We have audited the accompanying balance sheet of Global Ink Supply Company, (A Development Stage Enterprise) as of May 31, 2007 the related statements of operations, stockholders’ deficit, and cash flows for the period November 4, 2004 (inception) through May 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Ink Supply Company (A Development Stage Enterprise) as of May 31, 2007 and the results of its operations and cash flows for period November 4, 2007 (inception) through May 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

September 10, 2007
Las Vegas, Nevada

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
BALANCE SHEETS

	May 31, 2007	May 31, 2006
ASSETS

CURRENT ASSETS
Cash	$9,776	$17,808
Accounts receivable	5,486	-

Total Assets	$15,262	$17,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,072	$1,101

Total Liabilities	$6,072	$1,101

STOCKHOLDERS’ EQUITY
Common stock, 25,000,000 shares authorized with $0.0001 par value
Issued and outstanding
7,850,000 common shares at May 31, 2007; 7,100,000 shares at May 31, 2006	$785	$710
Additional paid-in capital	35,015	20,090
Accumulated deficit during development stage	(26,610)	(4,093)

Total stockholders’ equity	$9,190	$16,707

Total liabilities and stockholders’ equity	$15,262	$17,808

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

	For year ended May 31, 2007	For year ended May 31, 2006	November 4, 2004 (inception) to May 31, 2007

REVENUES	$914	$9,216	$10,130

Cost of Goods	-	7,556	7,556
Gross Profit	$914	$1,660	$2,574

SELLING AND ADMINISTRATIVE EXPENSES

General and administrative	$485	$1,179	$2,864
Professional fees	22,946	3,374	26,320

NET LOSS	$(22,517)	$(2,893)	$(26,610)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,504,795	7,100,000

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 4, 2004 (INCEPTION) TO MAY 31, 2007

	Common Stock		Additional	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Development Stage	Total

Balance, November 4, 2004	-	$-	$-	$-	$-

Common stock issued for cash at $0.0008 per share May 31, 2005	5,000,000	500	3,500	-	4,000

Net loss for the year ended May 31, 2005	-	-	-	(1,200)	(1,200)

Balance, May 31, 2005	5,000,000	500	3,500	(1,200)	2,800

Common stock issued for cash at $0.008 per share June 28, 2005	2,100,000	210	16,590	-	16,800

Net loss for the year ended May 31, 2006	-	-	-	(2,893)	(2,893)

Balance, May 31, 2006	7,100,000	$710	$20,090	$(4,093)	$16,707

Common stock issued for cash at $0.02 per share November 15, 2006	750,000	75	14,925	-	15,000

Net loss for the year ended May 31, 2007	-	-	-	(22,517)	(22,517)

Balance, May 31, 2007	7,850,000	$785	$35,015	$(26,610)	$9,190

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
 (A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	For year ended May 31, 2007	For year ended May 31, 2006	November 4, 2004 (inception) to May 31, 2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net profit (loss) for the period	$(22,517)	$(2,893)	$(26,610)
Adjustment to reconcile net loss to net cash from operating activities
Accounts receivable	(5,486)	-	(5,486)
Inventory	-	7,556	-
Accounts payable	4,971	(99)	6,072

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23,032)	$4,564	$(26,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	$15,000	$16,800	$35,800
Related party advances	-	(8,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$15,000	$8,800	$35,800

INCREASE (DECREASE) IN CASH	$(8,032)	$13,364	$9,776

CASH, BEGINNING OF PERIOD	17,808	4,444	-

CASH, END OF PERIOD	$9,776	$17,808	$9,776

Supplemental Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Global Ink Supply Company (the “Company”) is in the initial development stage and has incurred losses since inception totalling $26,610.  The Company was incorporated on November 4, 2004 in the State of Delaware.  The Company’s fiscal year end is May 31.  The Company currently has minimal operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise. The Company is implementing a business plan to sell generic printer cartridges and other consumables directly to the commercial marketplace and to an Internet based reseller network.

Going Concern
The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founders’ shares and a Private Placement Offering for 7,000,000 shares at $.008 and $0.02 per share.  As of May 31, 2007, the Company had sold 7,850,000 shares and had received $35,800 in proceeds from the sale of the Company’s common stock of which 5,000,000 Founders’ shares were issued at $.0008 per share for net proceeds of $4,000 and 2,100,000 shares were issued at $.008 per share for net proceeds of $16,800 and 750,000 shares were issued at $0.02 per share for net proceeds of $15,000 pursuant to the Private Placement Offering Memorandum.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs which raises substantial doubt about its ability to continue as a going concern.  The Company will be dependent upon the raising of additional capital through the placement of our common stock in order to continue with the business plan. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock in order to continue as a going concern.  The Officers and Directors have committed to advance certain operating costs of the Company.

NOTE 2 – A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Revenue Recognition
The Company is engaged in the sale of generic toner cartridges for printers through a website on the internet.  The Company recognizes the revenue at the time of shipping the product when responsibility of the product is transferred to the purchaser and payment has been accepted or assured.  The Company carries inventory at the lower of cost or market for the cartridges on hand.  In certain transactions, the product sold is drop shipped directly from the supplier to the customer.  In this capacity, the Company is acting as an agent for the supplier and under EITF 99-19 recognizes these transactions on the net basis.  The Company acted as an agent for sales in 2007 and only the net profit of the transactions are recognized as revenue.

Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our financial condition or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, “Implementation Guidance for FASB 123 (R).”  The staff  believes the guidance in the SAB will assist issuers in their initial implementation  of  Statement  123R and  enhance  the  information  received  by investors and other users of financial  statements,  thereby  assisting  them in making investment and other decisions.  This SAB includes  interpretive guidance related to share-based payment transactions with non-employees,  the transition from non public to public entity status, valuation methods (including assumptions such as expected  volatility  and expected  term),  the  accounting  for certain redeemable financials instruments issued under share-based payment arrangements, the  classification  of  compensation  expense,   non-GAAP  financial  measures, first-time  adoption of Statement 123R in an interim period,  capitalization  of compensation cost related to share-based  payment arrangements,  the accounting for income tax effects of  share-based  payment  arrangements  upon  adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, “Implementation Guidance for FASB 123 (R).”  The staff  believes the guidance in the SAB will assist issuers in their initial implementation  of  Statement  123R and  enhance  the  information  received  by investors and other users of financial  statements,  thereby  assisting  them in making investment and other decisions.  This SAB includes  interpretive guidance related to share-based payment transactions with non-employees,  the transition from non public to public entity status, valuation methods (including assumptions such as expected  volatility  and expected  term),  the  accounting  for certain redeemable financials instruments issued under share-based payment arrangements, the  classification  of  compensation  expense, non-GAAP  financial  measures, first-time  adoption of Statement 123R in an interim period,  capitalization  of compensation cost related to share-based  payment arrangements,  the accounting for income tax effects of  share-based  payment  arrangements  upon  adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We do not expect that the adoption of SAB No. 108 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which Companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009.  We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006.  We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAS 123(R)-5  was  issued  on  October  10,  2006.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.  We will evaluate whether the adoption will have any impact on your financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company’s capitalization is 25,000,000 common shares with a par value of $0.0001 per share.  No preferred shares have been authorized or issued.

As of May 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

On November 15, 2006, the Company authorized a Private Placement Offering to sell up to 750,000 shares at $0.02 per share. During the period ended November 30, 2006 the total amount raised in the financing was $15,000 for 750,000 shares.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

The Company accounts for its income taxes in accordance with FASB No. 109, “Accounting for Income Taxes.”  As of May 31, 2007 the Company had net operating loss carry forwards of approximately $26,610 that may be available to reduce future years’ taxable income and will expire commencing in 2025 through 2027.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company’s deferred tax asset as of May 31, 2007 and 2006 are as follows:

	2007	2006
Net operating loss carryforward	$9,314	$1,433
Valuation allowance	(9,314)	(1,433)
Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2007	2006	Since Inception
Tax at statutory rate (35%)	$7,881	$1,013	$9,314
Increase in valuation allowance	(7,881)	(1,013)	(9,314)
Net deferred tax asset	$0	$0	$0

NOTE 6 – RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property.  An officer of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

Item 8.	Changes in and Disagreements on Accounting and Financial Disclosures.

None.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Global Ink Supply Company’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based upon his evaluation as of May 31, 2007, he concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in GISC’s internal control over financial reporting during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of GISC is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

GISC’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007.  In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Based on that assessment, management concluded that, as of May 31, 2007, The Company’s internal control over financial reporting is effective based on those criteria.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.  The design of any system of controls also is partially based on certain assumptions about the likelihood of future events, and we cannot assure you hat any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

GISC’s assessment of the effectiveness of it’s internal control over financial reporting as of May 31, 2007 has been audited by Kyle L. Tingle, CPA LLC, an independent registered accounting firm, as stated in their report, which is included herein.

Item 8B.	Other Information

None

PART III

Item 9.	Directors, Executive Officers, Promoters, and Control Persons.

The following table and subsequent discussion contains information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with Global Ink Supply Company upon completion of the offering.

Name	Age	Term Served	Title
David Wolstenholme	36	Since inception	President, Director and Chief Financial Officer

Mr. Wolstenholme may be deemed a “promoter” of GISC as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director. The By-laws of GISC require no less than one member on the board of directors and no more than ten.

GISC is a development stage corporation, and is not a successor of any predecessor company or business.

Officer and Director Background:

David Wolstenholme:  Mr. Wolstenholme has been a technology entrepreneur for the past 12 years having been involved in the startup and growth of a number of firms. In 1994 he co-founded the first "flat rate" Internet provider in Canada. "Internet Direct" grew from an initial startup of 2 people with zero revenue to more than $10,000,000 in less than three years. The company was ultimately acquired and became the basis for publicly traded, Look Communications on the TSX. In 1997, Mr. Wolstenholme continued in the technology sector and raised in excess of $5,000,000 for another firm called MediaDepot which focused on web based file management. In 2000 he then joined another Canadian publicly traded firm, Appareo Software as the Chief Operating Officer. Both the Canadian and American components of Appareo Software were sold to US and Canadian interests with profitable shareholder returns. Education:  Mr. Wolstenholme holds an Arts degree from Simon Fraser University with a major in Communications.  He also is involved with a continuing education program from the Business School at Harvard University in "Launching New Ventures and Innovation in the Enterprise".

Currently GISC has no employees other than the current officer and director, David Wolstenholme, which may create potential conflicts of interest. The Officer anticipates devoting, at a, minimum twelve to fifteen hours per month to the furtherance of GISC over the next twelve months.  However, there is no guarantee that we will be successful in developing the business.

Our director holds office until the next annual meeting of shareholders and the election and qualification of their successors. The next such meeting is scheduled for November 2007. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

We have not entered into any employment agreements with any of our employees, and employment arrangements are all subject to the discretion of our board of directors.

No executive Officer or Director of GISC has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of GISC is the subject of any pending legal proceedings.

Item 10.	Executive Compensation.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
David Wolstenholme Director, President	2007	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended May 31, 2007. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended May 31, 2007.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

GISC did not grant any stock options to the executive officer during the most recent fiscal period ended May 31, 2007. GISC has also not granted any stock options to the executive officer at any time.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries, if any.

Item 11.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as it relates to our named Director and executive Officer, and each person known to GISC to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position	Shares	Percent	Security
David Wolstenholme President and Director	5,000,000	70%	Common

Officers and Directors as a Group	5,000,000	70%	Common

David Wolstenholme address is 346 East 8th Street, North Vancouver, BC V7L1Z3 Canada

The above referenced common shares were paid for and issued in February 2005, for consideration of $0.0008 per share and total consideration of $4,000.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Currently, there are no contemplated transactions that GISC may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the SEC on the proper form making such transaction available for the public to view.

GISC has no formal written employment agreement or other contracts with our current officer, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  David Wolstenholme anticipates devoting at a minimum of twelve to fifteen hours per month of his available time to GISC’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

DIRECTOR INDEPENDENCE.

The Company has one member of the Board of Directors, David Wolstenholme, whom is also the sole officer of the Company.

At this present time the sole Director, David Wolstenholme represents the sole member of the Audit Committee. The Company has no other committees of the Board.

Item 13.	Exhibits.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

EXHIBIT NO.	DESCRIPTION
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 13a-14 of CEO/CFO David Wolstenholme
32.1	Certification pursuant to Section 1350 of CEO/CFO David Wolstenholme

Item 14.	Principal Accounting Fees and Services.

OUR INDEPENDENT ACCOUNTANT

In 2005, the Board of Directors selected as our independent accountant the CPA firm of Kyle Tingle, CPA- Las Vegas Nevada whom audited our financial statements for the years ended May 31, 2006 and 2007.

1. AUDIT FEES.

Our audit fees for the years ended May 31, 2006 and 2007 were as follows:

2006	2007
$1,500	$3,000

2. TAX FEES.

Our tax return fees for the years ended December 31, 2006 and 2007 were as follows:

2006	2007
$-	$-

3. *ALL OTHER FEES.

2006	2007
$7,844	$10,271

* Includes bookkeeping services, EDGAR filing fees and legal services relating to SEC filings including the Company’s Registration Statement on Form SB-2 in 2006.

5 (I). PRE-APPROVAL POLICIES.

Our Audit Committee does not pre-approve any work of our independent auditor, but rather approves independent auditor engagements before each engagement.

5 (II). PERCENTAGE OF SERVICES APPROVED BY OUR AUDIT COMMITTEE.

There were no services performed by our independent auditor of the type described in Item 9(e)(2) of Schedule 14A. Our Audit Committee considers that the work done for us by Kyle Tingle, CPA is compatible with maintaining Kyle Tingle CPA's independence.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INK SUPPLY COMPANY

Dated: September 13, 2007	/s/ David Wolstenholme
David Wolstenholme
Chief Executive Officer and
Chief Financial Officer and
Director