Form 10QSB
period 2007-08-31
Global Ink Supply Inc.
filed 2007-10-09
CIK 1368055

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended August 31, 2007

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
YES         NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of October 9, 2007, the registrant had 7,850,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES       NO X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
BALANCE SHEETS

	August 31, 2007 (Unaudited)	May 31, 2007
ASSETS

CURRENT ASSETS
Cash	$9,776	$9,776
Accounts receivable	5,486	5,486

Total Assets	$15,262	$15,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,108	$6,072

Total Liabilities	$11,108	$6,072

STOCKHOLDERS’ EQUITY
Common stock, 25,000,000 shares authorized with $0.0001 par value
Issued and outstanding 7,850,000 common shares at August 31, 2007 and May 31, 2007.	$785	$785
Additional paid-in capital	35,015	35,015
Accumulated deficit during development stage	(31,646)	(26,610)

Total stockholders’ equity	$4,154	$9,190

Total liabilities and stockholders’ equity	$15,262	$15,262

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended August 31, 2007	Three months ended August 31, 2006	November 4, 2004 (inception) to August 31, 2007

REVENUES	$-	$-	$10,130

Cost of Goods	-	-	7,556

Gross Profit	$-	$-	$2,574

SELLING AND ADMINISTRATIVE EXPENSES

General and administrative	$786	$101	$3,650
Professional fees	4,250	-	30,570

NET LOSS	$(5,036)	$(101)	$(31,646)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,850,000	7,100,000

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

FOR THE PERIOD FROM NOVEMBER 4, 2004 (INCEPTION) TO AUGUST 31, 2007

	Common Stock		Additional	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Development Stage	Total

Balance, November 4, 2004	-	$-	$-	$-	$-

Common stock issued for cash at $0.0008 per share May 31, 2005	5,000,000	500	3,500	-	4,000

Net loss for the year ended May 31, 2005	-	-	-	(1,200)	(1,200)

Balance, May 31, 2005	5,000,000	500	3,500	(1,200)	2,800

Common stock issued for cash at $0.008 per share June 28, 2005	2,100,000	210	16,590	-	16,800

Net loss for the year ended May 31, 2006	-	-	-	(2,893)	(2,893)

Balance, May 31, 2006	7,100,000	$710	$20,090	$(4,093)	$16,707

Common stock issued for cash at $0.02 per share November 15, 2006	750,000	75	14,925	-	15,000

Net loss for the year ended May 31, 2007	-	-	-	(22,517)	(22,517)

Balance, May 31, 2007	7,850,000	785	35,015	(26,610)	9,190

Net Loss for three months ended August 31, 2007	-	-	-	(5,036)	(5,036)

Balance, August 31, 2007	7,850,000	$785	$35,015	$(31,646)	$4,154

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
 (A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended August 31, 2007	Three months ended August 31, 2006	November 4, 2004 (inception) to August 31, 2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net profit (loss) for the period	$(5,036)	$(101)	$(31,646)
Adjustment to reconcile net loss to net cash from operating activities:
Accounts receivable	-	-	(5,486)
Inventory	-	-	-
Accounts payable and accrued liabilities	5,036	-	11,107

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$-	$(101)	$(26,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	$-	$-	$35,800
Related party advances	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	-	$35,800

INCREASE (DECREASE) IN CASH	$-	$(101)	$9776

CASH, BEGINNING OF PERIOD	9,776	17,808	-

CASH, END OF PERIOD	$9,776	$17,707	$9,776

Supplemental Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements.  The financial statements should be read in conjunction with the Form SB-2 dated September 14, 2007, which included financial statements for the year ended May 31, 2007 of Global Ink Supply Company (the “Company”).

The interim financial statements present the balance sheet, statement of operations and cash flows of the Company.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2007 and the results of operations and cash flows presented herein have been included in the financial statements.  Interim results are not necessarily indicative of results of operations for the full year.

Global Ink Supply Company (the “Company”) is in the initial development stage and has incurred losses since inception totalling $31,646.  The Company was incorporated on November 4, 2004 in the State of Delaware.  The Company’s fiscal year end is May 31.  The Company currently has minimal operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise. The Company is implementing a business plan to sell generic printer cartridges and other consumables directly to the commercial marketplace and to an Internet based reseller network.

Going Concern
The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founders’ shares and a Private Placement Offering for 7,000,000 shares at $.008 and $0.02 per share.  As of August 31, 2007, the Company had sold 7,850,000 shares and had received $35,800 in proceeds from the sale of the Company’s common stock of which 5,000,000 Founders’ shares were issued at $.0008 per share for net proceeds of $4,000 and 2,100,000 shares were issued at $.008 per share for net proceeds of $16,800 and 750,000 shares were issued at $0.02 per share for net proceeds of $15,000 pursuant to the Private Placement Offering Memorandum.

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

As of August 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

NOTE 5 – INCOME TAXES

The Company accounts for its income taxes in accordance with FASB No. 109, “Accounting for Income Taxes.”  As of August 31, 2007 the Company had net operating loss carry forwards of approximately $31,646 that may be available to reduce future years’ taxable income and will expire commencing in 2025 through 2027.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

The components of the Company’s deferred tax asset as of August 31, 2007 and 2006 are as follows:

	2007	2006
Net operating loss carryforward	$9,314	$1,433
Valuation allowance	(9,314)	(1,433)
Net deferred tax asset	$0	$0

GLOBAL INK SUPPLY COMPANY
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (continued)

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

As of August 31, 2007, GISC had $9,776 of cash on hand and available for expenses. Management believes this amount will satisfy the cash requirements of GISC for the next twelve months or until such a time the business is supported through its operations and/or additional proceeds are raised. There can be no assurance that GISC will be successful in generating satisfactory business operations and/or be capable of raising additional sufficient financing in the future and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the continued development of the website and marketing campaigns, as well as legal and accounting fees.

As of August 31, 2007 GISC has generated only two transactions from the sale of toners/ink cartridges generating approximately a pre-tax net profit of 20%.  All additional proceeds received by GISC were a result of the sale of its common stock.

GISC has had operating costs since its inception in November of 2004 of ($31,646).  These proceeds were primarily used for corporate development and directed towards costs associated with filing its Registration Statement on Form SB-2 in September of 2006 and maintaining the requirements of a Reporting Company as defined by the Securities and Exchange Commission set forth under the 1934 Act.

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

Specifically, management anticipates the following steps and related expenses within the next twelve months:

1.) Continue to develop the website by adding product lines to the site. The product line will represent major manufacturers of generic printer cartridges, including but not limited those cartridges that work on Epson, Canon and other manufacturer’s printers. The cartridges represented from each product line will include specific cartridges for the specific manufacturers GISC hopes to accomplish this within the next 90 to 120 days. Management has estimated costs to accomplish this at approximately $3,000.

2.) GISC has allocated $6,000 towards administrative expenses associated with maintaining its status as a Reporting Company (accounting, legal, and other professional services.  The Company plans to direct any remaining funds towards any deficiencies, if any, in the estimated expenses anticipated above.  These estimates are based upon current funds available to GISC and although GISC anticipates generating additional revenue through its business no guarantee or assurance can be made that this will occur.  Therefore, no projections based upon potential revenue will be made by management herein.

Liquidity and Capital Resources

As of the date of this report, GISC has no immediate or foreseeable need for additional funding during the next six months. Expenses within this time frame will include website development as well as accounting, legal, and professional services in order to maintain requirements as a Reporting Company set forth under the 1934 Act.  However, beyond this six month period if GISC is unable to generate revenue through its proposed business or raise additional capital through the sale of its common stock the business would fail and any investment made into the GISC would be lost in its entirety.  Currently, management cannot provide any assurance or guarantee that GISC will be able to generate revenues from its proposed business or be able to raise proceeds through the sale of its common stock.

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

Global Ink Supply Company

Dated: October 9, 2007	/s/ Dave Wolstenholme
Chief Executive Officer and
Chief Financial Officer