Form 10QSB
period 2007-11-30
Global Ink Supply Inc.
filed 2008-01-22
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000- 52630

GLOBAL INK SUPPLY CO.
(Exact name of small business issuer as specified in its charter)

Nevada	---
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

256 S. Robertson Boulevard
Beverly Hills, CA 90211
(Address of principal executive offices)

310-901-8252
(Issuer's telephone number)

346 East 6th Street North Vancouver, BC Canada, V7L1Z3
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,850,000 shares of Common Stock, as of January 12, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒  No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

GLOBAL INK SUPPLY CO.

GLOBAL INK SUPPLY CO.
(A Development Stage Company)

Balance Sheet
November 30, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$4,030
Total current assets	4,030

TOTAL ASSETS	$4,030

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$6,362
Total current liabilities	6,362

Stockholders' Deficit:
Common stock: $0.0001 par value; 25,000,000 shares authorized; 7,850,000 shares issued and outstanding	785
Additional paid-in capital	35,015
Deficit accumulated during the development stage	(38,132)
Total stockholder’s deficit	(2,332)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,030

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.
(A Development Stage Company)

Statements of Operations
For the Three Months Ended November 30, 2007 and 2006
(Unaudited)

	2007	2006

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses:
General and administrative	5,486	7,113
Professional fees	1,000	-
Total Operating Expense	6,486	7,113

Net loss	$(6,486)	$(7,113)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	7,850,000	7,223,626

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.
(A Development Stage Company)

Statements of Operations
(Unaudited)

	Six Months Ended November 30, 2007	Six Months Ended November 30, 2006	For the period from November 4, 2004 (Inception) through November 30, 2007

Revenues	$-	$-	$10,130
Cost of revenues			7,556
Gross profit	-	-	2,574

Operating expenses:
General and administrative	6,272	7,214	9,136
Professional fees	5,250	-	31,570
Total Operating Expense	11,522	7,214	40,706

Net loss	$(11,522)	$(7,214)	$(38,132)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	7,850,000	7,161,475

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.
 (A Development Stage Company)

Statement of Stockholders’ Deficit
For the Period from November 4, 2004 (Inception) through November 30, 2007
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, November 4, 2004 (inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.0008 per share February 28, 2005	5,000,000	500	3,500		4,000

Net loss				(8,756)	(8,756)

Balance, May 31, 2005	5,000,000	500	3,500	(8,756)	(4,756)

Common stock issued for cash at $0.0008 per share June 28, 2005	2,100,000	210	16,590		16,800

Net income				4,663	4,663

Balance, May 31, 2006	7,100,000	710	20,090	(4,093)	16,707

Common stock issued for cash at $0.02 per share November 15, 2006	750,000	75	14,925		15,000

Net loss				(22,517)	(22,517)

Balance, May 31, 2007	7,850,000	785	35,015	(26,610)	9,190

Net loss				(11,522)	(11,522)

Balance, November 30, 2007	7,850,000	$785	$35,015	$(38,132)	$(2,332)

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	Six Months Ended November 30,2007	Six Months Ended November 30, 2006	For the period from November 4, 2004 (Inception) through November 30,2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,252)	$(7,214)	$(38,132)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	5,486	-	5,486
Increase in accounts receivable	-	-	(5,486)
Increase in accounts payable and accrued expenses	290	399	6,362
Net Cash Used In Operating Activities	(5,746)	(6,815)	(31,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	15,000	35,800

NET INCREASE (DECREASE) IN CASH	(5,746)	8,185	4,030

CASH AT BEGINNING OF PERIOD	9,776	17,808	-
CASH AT END OF PERIOD	$4,030	$25,993	$4,030

See accompanying notes to financial statements.

GLOBAL INK SUPPLY CO.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2007
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS
Global Ink Supply Co. (a development stage company) (“GISC” or the “Company”) was incorporated on November 4, 2004 in the state of Delaware. A substantial portion of GISC’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company plans to sell generic printer cartridges and other consumables directly to the commercial marketplace and individual consumers. The Company plans to develop and market an e-commerce enabled website which will attract prospective clientele and distribution partners.

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six-month periods ended November 30, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual report on Form 10-KSB which was filed on September 14, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN
The Company is currently in the development stage. The Company plans to sell generic printer cartridges and other consumables directly to the commercial marketplace and individual consumers. The Company plans to develop and market an e-commerce enabled website which will attract prospective clientele and distribution partners; however, the Company has not yet begun operations.  Its activities as of November 30, 2007 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a negative working capital of $2,332 and a deficit accumulated during the development stage of $38,132 at November 30, 2007 and had a net loss and cash used in operations of $11,522 and $5,746 for the six months ended November 30, 2007, respectively, and earned no revenues during the current year.

While the Company is attempting to commence operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENT

On October 18, 2007, Emmanuel Strategic Partners, Inc. acquired 5,000,000 shares of the Registrant's common stock from David Wolstenholme, the Company’s Chief Executive and Financial Officer and Chairman of the Board of Directors. The purchase resulted in a change of control with respect to the Registrant's stock ownership and the resignation of Mr. Wolstenholme from all his positions as an officer and a director. Also on October 18, 2007, Andrew W. Baum was appointed as the Registrants Chairman, Chief Executive Intuim Financial Officer.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Plan of Operations

Global Ink Supply Company was incorporated on November 4, 2004 in the State of Delaware. GISC is a development stage company that plans to sell generic printer cartridges and other consumables directly to the commercial marketplace and to individual consumers.  The Company plans to market an e-commerce enabled website, www.globalinksupply.com, which will attract prospective clientele.

As of November 30, 2007, GISC had $4,030 of cash on hand and available for expenses. Management believes this amount will satisfy the cash requirements of GISC for the next twelve months or until such a time the business is supported through its operations and/or additional proceeds are raised. There can be no assurance that GISC will be successful in generating satisfactory business operations and/or be capable of raising additional sufficient financing in the future and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the continued development of the website and marketing campaigns, as well as legal and accounting fees.

As of November 30, 2007 GISC has generated only two transactions from the sale of toners/ink cartridges, generating a pre-tax net profit of approximately 20%.  All additional proceeds received by GISC were a result of the sale of its common stock.

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

Specifically, management anticipates the following steps and related expenses within the next twelve months:

1.) Continue to develop the website by adding product lines to the site. The product line will represent major manufacturers of generic printer cartridges, including but not limited to those cartridges that work on Epson, Canon and other manufacturer’s printers. The cartridges represented from each product line will include specific cartridges for the specific manufacturers GISC hopes to accomplish this within the next 90 to 120 days. Management has estimated costs to accomplish this at approximately $3,000.

2.) GISC has allocated $6,000 towards administrative expenses associated with maintaining its status as a Reporting Company (accounting, legal, and other professional services.  The Company plans to direct any remaining funds towards any deficiencies, if any, in the estimated expenses anticipated above.  These estimates are based upon current funds available to GISC and although GISC anticipates generating additional revenue through its business, no guarantee or assurance can be made that this will occur.  Therefore, no projections based upon potential revenue will be made by management herein.

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

Recently Issued Accounting Pronouncements

In September 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with our annual report for the year ending December 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS No. 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS No. 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of November 30, 2007 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2007 and 2006 , and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.
Seasonality

To date, we have not noted any significant seasonal impacts.

ITEM 3

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibits.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K.  During the fiscal quarter ended November 30, 2007, the Company filed the following Current Reports on Form 8-K:

On October 23, 2007, the Registrant filed a Current Report disclosing that on October 18, 2007, Emmanuel Strategic Partners, Inc. acquired 5,000,000 shares of the Registrant's common stock from David Wolstenholme which resulted in a change of control with respect to the Registrant's stock ownership.  Also on October 18, 2007, the Company accepted the resignations of David Wolstenholme as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors. This resignation did not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, nor regarding the general direction of the Company.  Effective as of the same date the Company elected and appointed Andrew W. Baum as Chairman, Chief Executive and Interim Chief Financial Officer.

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer And Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INK SUPPLY CO.

/s/Andrew W. Baum
Andrew W. Baum
Title:	President, Chief Executive Officer and Chief Financial Officer

Date:	January 22, 2008