Form 10QSB
period 2008-02-29
Global Ink Supply Inc.
filed 2008-04-11
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,850,000 shares of Common Stock, as of April 10, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

GLOBAL INK SUPPLY CO.

Table of Content

GLOBAL INK SUPPLY CO.

Balance Sheets

	February 29,	May 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash	$4,030	$-
Assets of discontinued operations	-	15,262
Total current assets	4,030	15,262

TOTAL ASSETS	$4,030	$15,262

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$10,862	$-
Liabilities of discontinued operations		6,072
Total current liabilities	10,862	6,072

Stockholders' Equity (Deficit):
Common stock: $0.0001 par value; 25,000,000 shares authorized; 7,850,000 shares issued and outstanding	785	785
Additional paid-in capital	35,015	35,015
Accumulated deficit	(42,632)	(26,610)
Total stockholder’s equity (deficit)	(6,832)	9,190

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,030	$15,262

See accompanying notes to the financial statements.

Table of Content

GLOBAL INK SUPPLY CO.

Statements of Operations
For the Three Months Ended February 29, 2008 and February 28, 2007
(Unaudited)

	2008	2007

Professional fees	$4,500	$-
Loss from continuing operations before income taxes	(4,500)	-
Income taxes	-	-
Loss from continuing operations	(4,500)	-

Loss from discontinued operations, net of tax	-	(5,961)
Net loss	$(4,500)	$(5,961)

Net loss per common share - basic and diluted
Continuing	$(0.00)	$0.00
Discontinued	0.00	(0.00)
	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	7,850,000	7,850,000

See accompanying notes to the financial statements.

Table of Content

GLOBAL INK SUPPLY CO.

Statements of Operations
 (Unaudited)

	For The Nine	For The Nine
	Months	Months
	Ended	Ended
	February 29,	February 28,
	2008	2007

Professional fees	$5,500	$-
Loss from continuing operations before income taxes	(5,500)	-
Income taxes	-	-
Loss from continuing operations	(5,500)	-

Loss from discontinued operations, net of tax	(10,522)	(13,175)
Net loss	$(16,022)	$(13,175)

Net loss per common share - basic and diluted
Continuing	$(0.00)	$0.00
Discontinued	(0.00)	(0.00)
	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	7,850,000	7,388,462

See accompanying notes to the financial statements.

Table of Content

GLOBAL INK SUPPLY CO.

Statement of Stockholders’ Equity (Deficit)
For the Nine Months Ended February 29, 2008
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, June 1, 2006	7,100,000	$710	$20,090	$(4,093)	$16,707

Common stock issued for cash at $0.02 per share November 15, 2006	750,000	75	14,925		15,000

Net loss				(22,517)	(22,517)

Balance, May 31, 2007	7,850,000	785	35,015	(26,610)	9,190

Net loss				(16,022)	(16,022)

Balance, February 29, 2008	7,850,000	$785	$35,015	$(42,632)	$(6,832)

See accompanying notes to the financial statements.

Table of Content

GLOBAL INK SUPPLY CO.

Statements of Cash Flows
(Unaudited)

	For The Nine	For The Nine
	Months	Months
	Ended	Ended
	February 29,	February 28,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,022)	$(13,175)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	5,486	-
Increase in accounts receivable	-	(5,486)
Increase in accounts payable and accrued expenses	4,790	4,971
Net Cash Used In Operating Activities	(5,746)	(13,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	15,000

NET INCREASE (DECREASE) IN CASH	(5,746)	1,310

CASH AT BEGINNING OF PERIOD	9,776	17,808
CASH AT END OF PERIOD	$4,030	$19,118

See accompanying notes to financial statements.

Table of Content

GLOBAL INK SUPPLY CO.

Notes to the Financial Statements
February 29, 2008
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Global Ink Supply Co. (“GISC” or the “Company”) was incorporated on November 4, 2004 in the State of Delaware. The Company planned to sell generic printer cartridges and other consumables directly to the commercial marketplace and individual consumers. The Company planned to develop and market an e-commerce enabled website which will attract prospective clientele and distribution partners.

On October 18, 2007, Emmanuel Strategic Partners, Inc. acquired 5,000,000 shares of the Registrant's common stock from David Wolstenholme, a majority stockholder, Chief Executive and Financial Officer and Chairman of the Board of Directors of the Company. The purchase resulted in a change of control with respect to the Registrant's stock ownership and the resignation of Mr. Wolstenholme from all his positions as an officer and a director.

Global Ink Supply Co. is currently an inactive company seeking merger and business operations opportunities.  Since December 10, 2007, the Company has ceased operations, and all previous business activities have been discontinued.  The Company has no subsidiaries.

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended February 29, 2008 and February 28, 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full fiscal year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual report on Form 10-KSB which was filed on September 14, 2007.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 29, 2008, the Company is currently inactive, and is now seeking merger opportunities.  Since December 10, 2007 the Company has ceased operations, and all previous business activities have been discontinued.   These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Table of Content

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As of February 29, 2008 GISC had $4,030 of cash on hand and available for expenses. Management believes this amount will satisfy the cash requirements of GISC for the next twelve months or until such a time the business is supported through its operations and/or additional proceeds are raised. There can be no assurance that GISC will be successful in generating satisfactory business operations and/or be capable of raising additional sufficient financing in the future and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the continued development of the website and marketing campaigns, as well as legal and accounting fees.

As of February 29, 2008 GISC has generated only two transactions from the sale of toners/ink cartridges, generating a pre-tax net profit of approximately 20%.  All additional proceeds received by GISC were a result of the sale of its common stock.

These proceeds were primarily used for corporate development and directed towards costs associated with filing its Registration Statement on Form SB-2 in September of 2006 and maintaining the requirements of a Reporting Company as defined by the Securities and Exchange Commission set forth under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Table of Content

Plan of Operation - Next Twelve Months

Since December 10, 2007, GISC discontinued all operations as a seller of ink cartridges and related consumer products.  Within the next twelve months GISC will direct its efforts towards locating suitable acquisition candidates and towards maintaining the requirements of a reporting company.  In March of 2007 GISC’s common stock was approved for quotation on the Over-the-Counter Bulletin Board (OTCBB.)  The designated ticker symbol is “GINK”, however, as of the date of this report there has been no activity or trading of the common stock and there can be no guarantee or assurances made that there every will be in the future.

Liquidity and Capital Resources

As of the date of this report, GISC has no immediate or foreseeable need for additional funding during the next six months. Expenses within this time frame will include website development as well as accounting, legal, and professional services in order to maintain requirements as a Reporting Company set forth under the Exchange Act.  However, beyond this six month period if GISC is unable to generate revenue through its proposed business or raise additional capital through the sale of its common stock the business would fail and any investment made into the GISC would be lost in its entirety.  Currently, management cannot provide any assurance or guarantee that GISC will be able to generate revenues from its proposed business or be able to raise proceeds through the sale of its common stock.

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

Table of Content

GISC has no current plans, preliminary or otherwise, to merge with any other entity.

Recently Issued Accounting Pronouncements

In September 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with our annual report for the year ending May 31, 2009, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

Table of Content

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending May 31, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending May 31, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

Table of Content

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

Table of Content

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are not the subject of any material pending legal proceedings and, to the knowledge of our management, no material proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of our management, no director or executive officer is party to any action which any has an interest adverse to us.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

Table of Content

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INK SUPPLY CO.

Date: April 10, 2008

By: /s/Andrew W. Baum
Andrew W. Baum
President, Chief Executive Officer
and Chief Financial Officer