Form 10QSB/A
period 2008-02-29
Global Ink Supply Inc.
filed 2008-09-15
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000- 52630

GLOBAL INK SUPPLY CO.
(Exact name of small business issuer as specified in its charter)

Nevada	26-2524571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

256 S. Robertson Boulevard Beverly Hills, CA 90211 (Address of principal executive offices)

310-901-8252
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,850,000 shares of Common Stock, as of March 24, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

GLOBAL INK SUPPLY CO.

 GLOBAL INK SUPPLY CO.

Balance Sheets

	February 29,	May 31,
	2008	2007
	(Unaudited)
	(Restated)
ASSETS

Current Assets:
Assets of discontinued operations	$-	$15,262
Total current assets	-	15,262

TOTAL ASSETS	$-	$15,262

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$6,832	$-
Liabilities of discontinued operations	-	6,072
Total current liabilities	6,832	6,072

Stockholders' Equity (Deficit):
Common stock: $0.0001 par value; 25,000,000 shares authorized; 7,850,000 shares issued and outstanding	785	785
Additional paid-in capital	35,015	35,015
Accumulated deficit	(42,632)	(26,610)
Total stockholder’s equity (deficit)	(6,832)	9,190

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$15,262

See accompanying notes to the financial statements.

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

GLOBAL INK SUPPLY CO.

Statements of Cash Flows
(Unaudited)

	For The Nine	For The Nine
	Months	Months
	Ended	Ended
	February 29,	February 28,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,022)	$(13,175)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	5,486	-
Increase in accounts receivable	-	(5,486)
Increase in accounts payable and accrued expenses	760	4,971
Net Cash Used In Operating Activities	(9,776)	(13,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	15,000

NET INCREASE (DECREASE) IN CASH	(9,776)	1,310

CASH AT BEGINNING OF PERIOD	9,776	17,808
CASH AT END OF PERIOD	$-	$19,118

See accompanying notes to financial statements.

 GLOBAL INK SUPPLY CO.

Notes to the Financial Statements
February 29, 2008 and 2007
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

NOTE 4 – RESTATEMENT

Subsequent to the original issuance of the Company’s financial statements for the interim period ended February 29, 2008 as included in its Form 10-QSB filed on April 11, 2008 the Company discovered a misstatement.  Management, in consultation with Li & Company, PC, its independent registered public accounting firm, concluded on September 8, 2008 that its previously issued financial statements for the interim period ended February 29, 2008, should no longer be relied upon because of an accounting misstatement in those financial statements.  Accordingly, the Company has restated its previously issued financial statements for the period.  Detail of the misstatement is set out below:

(i) To record payment of accrued expenses
Accrued expenses	$4,030
Cash	(4,030)

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

As of February 29, 2008 GISC had no cash on hand and available for expenses. There can be no assurance that GISC will be successful in generating satisfactory business operations and/or be capable of raising additional sufficient financing in the future and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the continued development of the website and marketing campaigns, as well as legal and accounting fees.

As of February 29, 2008 GISC has generated only two transactions from the sale of toners/ink cartridges, generating a pre-tax net profit of approximately 20%.  All additional proceeds received by GISC were a result of the sale of its common stock.

These proceeds were primarily used for corporate development and directed towards costs associated with maintaining the requirements of a Reporting Company as defined by the Securities and Exchange Commission set forth under the 1934 Act.

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

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INK SUPPLY CO.
(Registrant)

	By:	/s/Andrew W. Baum
Name: Andrew W. Baum
Title: President, Chief Executive Officer
and Chief Financial Officer

September 15, 2008