Form 10-Q
period 2008-08-31
Global Ink Supply Inc.
filed 2008-10-14
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000- 52630

GLOBAL INK SUPPLY CO.
(Exact name of small business issuer as specified in its charter)

Delaware	26-2524571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

256 S. Robertson Boulevard
Beverly Hills, CA 90211
(Address of principal executive offices)

310-901-8252
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,850,000 shares of Common Stock, as of October 14, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

GLOBAL INK SUPPLY CO.

 GLOBAL INK SUPPLY CO.

Balance Sheets

	August 31,	May 31,
	2008	2008
	(Unaudited)

ASSETS

Current Assets:

Total current assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$15,332	$14,332
Total current liabilities	15,332	14,332

Stockholders' Deficit:
Common stock: $0.0001 par value; 25,000,000 shares authorized; 7,850,000 shares issued and outstanding	785	785
Additional paid-in capital	35,015	35,015
Accumulated deficit	(51,132)	(50,132)
Total stockholder’s deficit	(15,332)	(14,332)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the financial statements.

 GLOBAL INK SUPPLY CO.

Statements of Operations
For the Three Months Ended August 31, 2008 and 2007
(Unaudited)

	2008	2007

Professional fees	$1,000	$-
Loss from continuing operations before income taxes	(1,000)	-
Income taxes	-	-
Loss from continuing operations	(1,000)	-

Loss from discontinued operations, net of tax	-	(5,036)
Net loss	$(1,000)	$(5,036)

Net loss per common share - basic and diluted
Continuing	$(0.00)	$0.00
Discontinued	0.00	(0.00)
	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	7,850,000	7,850,000

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.

Statements of Cash Flows
For the Three Months Ended August 31, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,000)	$(5,036)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in accounts payable and accrued expenses	1,000	5,036
Net Cash Used In Operating Activities	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	9,776
CASH AT END OF PERIOD	$-	$9,776

See accompanying notes to financial statements.

GLOBAL INK SUPPLY CO.

Notes to the Financial Statements
August 31, 2008 and 2007
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

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three month periods ended August 31, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full fiscal year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual report on Form 10-KSB which was filed on September 15, 2008.

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

NOTE 3 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

b.  Net Loss Per Common Share

Basic and diluted net loss per common share has been calculated by dividing the net loss for the year by the basic and diluted weighted average number of shares outstanding. There were no potentially dilutive shares outstanding as of August 31, 2008 or 2007.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2008, the Company is currently inactive, and is now seeking merger opportunities.  Since December 10, 2007 the Company has ceased operations, and all previous business activities have been discontinued.   These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

(a) Plan of Operation

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

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We have not had any operating income since our inception on November 4, 2004.  We do not currently engage in any business activities that provide cash flow. For the period from November 4, 2004 (inception) through August 31, 2008, we recognized net losses of $51,132, resulting from expenses mainly associated with legal, accounting and filing expenses. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our principal stockholder, management or other investors.

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

Recently Issued Accounting Pronouncements

In September 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with our annual report for the year ending May 31, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4

CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of August 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

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

October 14, 2008