Form 10-Q
period 2008-11-30
Global Ink Supply Inc.
filed 2009-01-09
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,850,000 shares of Common Stock, as of December 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

GLOBAL INK SUPPLY CO.

GLOBAL INK SUPPLY CO.

Balance Sheets

	November 30,	May 31,
	2008	2008
	(Unaudited)

ASSETS

Current Assets:
Cash	$20	$-
Total current assets	20	-

TOTAL ASSETS	$20	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$16,632	$14,332
Total current liabilities	16,632	14,332

Stockholders' Deficit:
Common stock: $0.0001 par value; 25,000,000 shares authorized; 7,850,000 shares issued and outstanding	785	785
Additional paid-in capital	35,265	35,015
Accumulated deficit	(52,662)	(50,132)
Total stockholder’s deficit	(16,612)	(14,332)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20	$-

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.

Statements of Operations
For the Three Months Ended November 30, 2008 and 2007
(Unaudited)

	2008	2007

Operating expenses:
Professional fees	$1,000	$-
General and administrative	530	-
Loss from continuing operations before income taxes	(1,530)	-
Income taxes	-	-
Loss from continuing operations	(1,530)	-

Loss from discontinued operations, net of tax	-	(6,486)
Net loss	$(1,530)	$(6,486)

Net loss per common share - basic and diluted
Continuing	$(0.00)	$0.00
Discontinued	0.00	(0.00)
	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	7,850,000	7,850,000

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.

Statements of Operations
For the Six Months Ended November 30, 2008 and 2007
(Unaudited)

	2008	2007

Operating expenses:
Professional fees	$2,000	$-
General and administrative	530	-
Loss from continuing operations before income taxes	(2,530)	-
Income taxes	-	-
Loss from continuing operations	(2,530)	-

Loss from discontinued operations, net of tax	-	(11,522)
Net loss	$(2,530)	$(11,522)

Net loss per common share - basic and diluted
Continuing	$(0.00)	$0.00
Discontinued	0.00	(0.00)
	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	7,850,000	7,850,000

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.
Statements of Cash Flows
For the Six Months Ended November 30, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,530)	$(11,252)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense		5,486
Increase in accounts payable and accrued expenses	2,300	290
Net Cash Used In Operating Activities	(230)	(5,746)

CASH FLOWS FROM OPERATING ACTIVITIES:
Contribution to capital	250	-

NET INCREASE (DECREASE) IN CASH	20	(5,746)

CASH AT BEGINNING OF PERIOD	-	9,776
CASH AT END OF PERIOD	$20	$4,030

See accompanying notes to financial statements.

GLOBAL INK SUPPLY CO.

Notes to the Financial Statements
November 30, 2008 and 2007
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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual report on Form 10-KSB which was filed on September 15, 2008.

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

b.  Net Loss Per Common Share

Basic and diluted net loss per common share has been calculated by dividing the net loss for the periods by the basic and diluted weighted average number of shares outstanding. There were no potentially dilutive shares outstanding as of November 30, 2008 or 2007.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2008, the Company is currently inactive, and is now seeking merger opportunities.  Since December 10, 2007 the Company has ceased operations, and all previous business activities have been discontinued.   These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 5 – STOCKHOLDERS’ DEFICIT

On September 19, 2008, the majority shareholder of the Company contributed $250 to additional paid-in capital.

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

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We have not had any operating income since our inception on November 4, 2004.  We do not currently engage in any business activities that provide cash flow. Since inception we have incurred losses, resulting from expenses mainly associated with legal and accounting expenses. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholder, management or other investors.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of November 30, 2008.

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

GLOBAL INK SUPPLY CO.
(Registrant)

/s/Andrew W. Baum
Andrew W. Baum
Title: President, Chief Executive and Chief Financial Officer

January 9, 2009