Form 10-Q
period 2009-02-28
Global Ink Supply Inc.
filed 2009-04-03
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,850,000 shares of Common Stock, as of April 3, 2009.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

GLOBAL INK SUPPLY CO.

 GLOBAL INK SUPPLY CO.

Balance Sheets

	February 28,	May 31,
	2009	2008
	(Unaudited)

ASSETS

Current Assets:
Cash	820	-
Total current assets	$820	$-

TOTAL ASSETS	$820	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$17,632	$14,332
Total current liabilities	17,632	14,332

Stockholders' Deficit:
Common stock: $0.0001 par value; 25,000,000 shares authorized; 7,850,000 shares issued and outstanding	785	785
Additional paid-in capital	36,265	35,015
Accumulated deficit	(53,862)	(50,132)
Total stockholders’ deficit	(16,812)	(14,332)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$820	$-

See accompanying notes to the financial statements.

 GLOBAL INK SUPPLY CO.

Statements of Operations
(Unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2009	2008

Professional fees	$1,000	$4,500
General and administrative	200	-
Loss from continuing operations before income taxes	(1,200)	(4,500)
Income taxes	-	-

Net loss	$(1,200)	$(4,500)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	7,850,000	7,850,000

See accompanying notes to the financial statements.

 GLOBAL INK SUPPLY CO.

Statements of Operations
 (Unaudited)

	For the Nine Months Ended
	February 28,	February 29,
	2009	2008

Professional fees	$3,000	$5,500
General and administrative	730	-
Loss from continuing operations before income taxes	(3,730)	(5,500)
Income taxes	-	-
Loss from continuing operations	(3,730)	(5,500)

Loss from discontinued operations, net of tax	-	(10,522)
Net loss	$(3,730)	$(16,022)

Net loss per common share - basic and diluted
Continuing	$(0.00)	$(0.00)
Discontinued	-	(0.00)
	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	7,850,000	7,850,000

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.

Statements of Cash Flows
 (Unaudited)

	For the Nine Months Ended
	February 28,	February 29,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,730)	$(16,022)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	-	5,486
Increase in accounts payable and accrued expenses	3,300	760
Net Cash Used In Operating Activities	(430)	(9,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to capital	1,250	-

NET INCREASE (DECREASE) IN CASH	820	(9,776)

CASH AT BEGINNING OF PERIOD	-	9,776
CASH AT END OF PERIOD	$820	$-

See accompanying notes to financial statements.

 GLOBAL INK SUPPLY CO.
February 28, 2009 and February 29, 2008
Notes to the Financial Statements
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual report on Form 10-KSB which was filed on September 15, 2008.

Use of estimates

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

Net Loss Per Common Share

Basic and diluted net loss per common share has been calculated by dividing the net loss for the year by the basic and diluted weighted average number of shares outstanding. There were no potentially dilutive shares outstanding as of February 28, 2009 or February 29, 2008.

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

In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 28, 2009, the Company is currently inactive, and is now seeking merger opportunities.  Since December 10, 2007 the Company has ceased operations, and all previous business activities have been discontinued.   These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – STOCKHOLDERS’ DEFICIT

On September 19, 2008, the majority shareholder of the Company contributed $250 to additional paid-in capital.

On December 12, 2008, the majority shareholder of the Company contributed $300 to additional paid-in capital.

On February 25, 2009, the majority shareholder of the Company contributed $700 to additional paid-in capital.

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

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We have not had any operating income since our inception on November 4, 2004.  We do not currently engage in any business activities that provide cash flow. For the period from November 4, 2004 (inception) through February 28, 2009, we recognized net losses of $53,862, resulting from expenses mainly associated with legal and accounting expenses. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholder, management or other investors.

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

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the interim periods ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of February 28, 2009.

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

Date:    April 3, 2009