Form 10-K
period 2009-05-31
Global Ink Supply Inc.
filed 2009-08-25
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
ACT OF 1934: FOR THE FISCAL YEAR ENDED MAY 31, 2009

☐           TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
ACT OF 1934

For the transition period from _______________ through _______________

GLOBAL INK SUPPLY CO.
(Name of small business in its charter)

Nevada	26-2524571
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

256 South Robertson Boulevard
Beverly Hills, CA 90211
310-910-8252
(Address and Telephone Number including area code
of registrant’s principal executive offices):

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State issuer’s revenues for its most recent fiscal year. $0.00

As of August 21, 2009, the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the most recent offering price of such shares) was $57,000.00

As of August 21, 2009, there were 7,850,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

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

ITEM 1A - RISK FACTORS

WITH NO OPERATING HISTORY AND MINIMAL ASSETS GLOBAL INK’S BUSINESS IS DIFFICULT TO EVALUATE.

We have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure that we can identify a suitable business opportunity and consummate a business combination.

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

GLOBAL INK IS CONTROLLED BY ITS PRINCIPAL STOCK HOLDER.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ending May 31, 2009.

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

(b) Holders. As of August 21, 2009, there were 34 record holders of 7,850,000 shares of our Common Stock.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2009.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 - PLAN OF OPERATION

(a) Plan of Operation.

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

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We have not had any operating income since our inception on November 4, 2004.  We do not currently engage in any business activities that provide cash flow. For the period from November 4, 2004 (inception) through May 31, 2009, we recognized net losses of $62,262, resulting from expenses mainly associated with legal and accounting expenses. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholder, management or other investors.

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

ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates on foreign currencies.

ITEM 8- FINANCIAL STATEMENTS

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 9- CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)- CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being May 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as at May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, management concluded that, as at May 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

ITEM 9B- OTHER INFORMATION

None.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers.

Our sole officer and director and additional information concerning him is as follows. These are the only persons whose activities are expected to be material to the Company prior to the completion of any merger or acquisition transaction.

Name	Age	Position
Andrew W. Baum	40	President, Chief Executive Officer, and Chief Financial Officer

Andrew W. Baum has been our President, Chief Executive Officer, and Chief Financial Officer since October 18, 2007.  Simultaneously therewith and since 2005, Mr. Baum has served as the principal Avondale Capital Partners II, Inc., as a consultant to public companies.

(b) Significant Employees. None.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees. We have no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert. We intend to continue to search for a qualified individual for hire.

EMPLOYMENT AGREEMENTS

None of the Company's officers, directors, advisors or key employees are currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the Company.

ITEM 11 - EXECUTIVE COMPENSATION

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of August 21, 2009, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding shares of our common stock.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Andrew W. Baum	0	0%

		0%

(b) Changes in Control.

There are no present arrangements or pledges of our securities which may result in a change in control of us.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise disclosed herein, there have been no related party transactions, or any other transactions or relationships, including matters related to director independence, required to be disclosed pursuant to Items 404 or 407(a) of Regulation S-B.

ITEM 14- PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended May 31, 2009 and 2008 Li & Company, LP, the Company’s independent registered public accounting firm:

	2009		2008

Audit Fees (1)	$		$
Audit Related Fees (2)		-
Tax Fees (3)		--		00

Total Fees paid to auditor	$		$

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Li & Company, LP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Company’s consolidated financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

ITEM 15- EXHIBITS

(a) Exhibits:

EXHIBITS

3.1	Amended and Restated to Certificate of Incorporation (1)
31.1	Chief Executive and Financial Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive and Financial officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

(1)	Filed with the Company’s Definitive Information Statement (Schedule 14C Information) on July 7, 2009
*	Filed herewith
#	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, Global Ink has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on August 21, 2009.

Global Ink Supply Co.

By:	/s/ Andrew W. Baum
Andrew W. Baum
President, Chief Executive Officer, Chief Financial Officer

ITEM 8.  Financial Information

GLOBAL INK SUPPLY, INC.

May 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Ink Supply Co.
Beverly Hills, California

We have audited the accompanying balance sheets of Global Ink Supply Co. (the “Company”) as of May 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Ink Supply Co., as of May 31, 2009 and 2008 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
August , 2009

GLOBAL INK SUPPLY CO.

Balance Sheets

	May 31, 2009	May 31, 2008
ASSETS

Current Assets:
Cash	120	-
Total current assets	$120	$-

TOTAL ASSETS	$120	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$25,132	$14,332
Total current liabilities	25,132	14,332

Stockholders' Deficit:

Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 109,900,000 shares issued and outstanding	10,990	10,990
Additional paid-in capital	26,260	24,810
Accumulated deficit	(62,262)	(50,132)
Total stockholders’ deficit	(25,012)	(14,332)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$120	$-

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.

Statements of Operations

	For the Fiscal Year Ended May 31, 2009	For the Fiscal Year Ended May 31, 2008

Professional fees	$10,500	$13,000
General and administrative	1,630	-

Loss from continuing operations before income taxes	(12,130)	(13,000)
Income taxes	-	-
Loss from continuing operations	(12,130)	(13,000)

Loss from discontinued operations, net of tax	-	(10,522)
Net loss	$(12,130)	$(23,522)

Net loss per common share - basic and diluted
Continuing	$(0.00)	$(0.00)
Discontinued	-	(0.00)
	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	109,900,000	109,900,000

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.

Statement of Stockholders’ Equity (Deficit)
For the Fiscal Years Ended May 31, 2009 and 2008

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, May 31, 2007	109,900,000	$10,990	$24,810	$(26,610)	$9,190

Net loss				(23,522)	(23,522)

Balance, May 31, 2008	109,900,000	10,990	24,810	(50,132)	(14,332)

Contribution to capital on September 19, 2008			250		250

Contribution to capital on December 31, 2008			300		300

Contribution to capital on February 25, 2009			700		700

Contribution to capital on April 7, 2009			200		200

Net loss				(12,130)	(12,130)

Balance, May 31, 2009	109,900,000	$10,990	$26,260	$(62,262)	$(25,012)

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.

Statements of Cash Flows

	For the Fiscal Year Ended May 31, 2009	For the Fiscal Year Ended May 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,130)	$(23,522)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	-	5,486
Changes in operating assets and liabilities
Accounts payable and accrued expenses	10,800	8,260
Net Cash Used In Operating Activities	(1,330)	(9,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to Capital	1,450	-

NET INCREASE (DECREASE) IN CASH	120	(9,776)

CASH AT BEGINNING OF PERIOD	-	9,776
CASH AT END OF PERIOD	$120	$-

See accompanying notes to financial statements.

GLOBAL INK SUPPLY CO.
May 31, 2009 and 2008
Notes to the Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Fiscal Year End

The Company has elected a fiscal year ending on May 31.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at May 31, 2009 or 2008, nor gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended May 31, 2009 or 2008.

Net Loss Per Common Share

Basic and diluted net loss per common share has been calculated by dividing the net loss for the year by the basic and diluted weighted average number of shares outstanding. There were no potentially dilutive shares outstanding as of May 31, 2009 and 2008

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended May 31, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $62,262, a net loss and net cash used in operations of $12,130 and $1,330 for the year ended May 31, 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4 – INCOME TAXES

Deferred tax assets

At May 31, 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $62,262 that may be offset against future taxable income through 2029.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $21,169 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $21,169.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $4,124 and $7,997 for the years ended May 31, 2009 and 2008, respectively.

Components of deferred tax assets at May 31, 2009 and 2008 are as follows:

	May 31, 2009	May 31, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$21,169	17,045
Less valuation allowance	(21,169)	(17,045)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended May 31, 2009	For the Fiscal Year Ended May 31, 2008

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

NOTE 5 – STOCKHOLDERS’ DEFICIT

On September 19, 2008, the majority shareholder of the Company contributed $250 to additional paid-in capital.

On December 12, 2008, the majority shareholder of the Company contributed $300 to additional paid-in capital.

On February 25, 2009, the majority shareholder of the Company contributed $700 to additional paid-in capital.

On April 7, 2009, the majority shareholder of the Company contributed $700 to additional paid-in capital.

On June 19, 2009, all directors and a majority percentage of the stockholders authorized an Amended and Restated Certificate of Incorporation (“Amendment”). The Amendment (i) increases the number of the Company’s authorized shares of capital stock from 25,000,000 shares to 310,000,000 of which 300,000,000 shares will be common stock par value $0.0001 per share (the “Common Stock”) and 10,000,000 shares will be preferred stock par value $0.0001 per share (the “Preferred Stock”) (“Authorized Stock Increase”); (ii) effectuate a forward stock split of their issued and outstanding Common Stock by changing and reclassifying each 1 share of issued and outstanding Common Stock into fourteen (14) 14 fully paid and non-assessable shares of Common Stock (“Forward Split”); and (iii) authorize the Board of Directors to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the General Corporation Law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, power, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof (“Blank Check Preferred Stock”).

All share and per share amounts in these financial statements have been adjusted to give retroactive effect to the reverse stock split.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

