Form 10-Q
period 2009-08-31
Global Ink Supply Inc.
filed 2009-10-13
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,850,000 shares of Common Stock, as of October 9, 2009.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

GLOBAL INK SUPPLY CO.

GLOBAL INK SUPPLY CO.

Balance Sheets

	August 31, 2009	May 31, 2009
	(Unaudited)

ASSETS

Current Assets:
Cash	120	120
Total current assets	$120	$120

TOTAL ASSETS	$120	$120

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$25,632	$25,132
Total current liabilities	25,632	25,132

Stockholders' Deficit:

Preferred stock: $0.0001 par value; 10,000,000 shares authorized ; no shares issued or outstanding
Common stock: $0.0001 par value; 300,000,000 shares authorized; 109,900,000 shares issued and outstanding	10,990	10,990
Additional paid-in capital	26,260	26,260
Accumulated deficit	(62,762)	(62,262)
Total stockholder’s deficit	(25,512)	(25,012)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$120	$120

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.

Statements of Operations
(Unaudited)

	For the Three Months Ended August 31, 2009	For the Three Months Ended August, 31, 2008

Professional fees	$500	$1,000
Loss before income taxes	(500)	(1,000)
Income taxes	-	-
Net loss	$(500)	$(1,000)

Net loss per common share - basic and diluted	(0.00)	(0.00)
Weighted average number of common shares outstanding – basic and diluted	109,900,000	109,900,000

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended August 31, 2009	For the Three Months Ended August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(500)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in accounts payable and accrued expenses	500	1,000
Net Cash Used In Operating Activities	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	120	-
CASH AT END OF PERIOD	$120	$-

See accompanying notes to financial statements.

GLOBAL INK SUPPLY CO.
August 31, 2009 and 2008
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements for the three months ended August 31, 2009 and 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual report on Form 10-K which was filed on August 25, 2009.

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

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at August 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended August 31, 2009 or 2008.

Net Loss Per Common Share

Basic and diluted net loss per common share has been calculated by dividing the net loss for the three months ended August 31, 2009 by the basic and diluted weighted average number of shares outstanding. There were no potentially dilutive shares outstanding as of August 31, 2009 and 2008.

Recently issued accounting pronouncements

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the adoption does not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending November 30, 2009 and the Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2009, the Company is currently inactive, and is now seeking merger opportunities.  Since December 10, 2007 the Company has ceased operations, and all previous business activities have been discontinued.   These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through October 7, 2009, the date these financial statements were issued to determine if they must be reported. The Management of the Company determined that there are no reportable subsequent events to be disclosed.

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

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We have not had any operating income since our inception on November 4, 2004.  We do not currently engage in any business activities that provide cash flow. For the period from November 4, 2004 (inception) through August 31, 2009, we recognized net losses of $62,762 resulting from expenses mainly associated with legal and accounting expenses. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholder, management or other investors.

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

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 2009-213 on October 4, 2009. Commencing with the Company’s Annual Report for the fiscal year ended May 31, 2011, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the adoption does not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending November 30, 2009 and the Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

On September 23, 2009, the FASB reached a consensus on two new pronouncements; EITF No. 08-1, “Revenue Arrangements with Multiple Deliverables” (previously titled, “Revenue Recognition for a Single Unit of Accounting”) and EITF No. 09-3, “Applicability of Statement of Position 97-2 to Certain Arrangements That Include Software Elements”. These new pronouncements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted only at the beginning of the company’s fiscal year 2011. There is no expected impact on the financial statements.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of August 31, 2009.

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

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

EXHIBITS

Exhibit Number	Description
31.1	Chief Executive and Financial Officer of Section 302 Certification Of Chief Executive Officer and Chief Financial Officer of the Sarbanes- Oxley Act of 2002

32.1
Chief Executive and Financial Officer of Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, Global Ink has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on October 9, 2009.

Global Ink Supply Co.
(Registrant)

/s/Andrew W. Baum
Andrew W. Baum
Title:	President, Chief Executive Officer
and Chief Financial Officer