Form 10-K/A
period 2009-05-31
Global Ink Supply Inc.
filed 2009-12-01
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

As of November 24, 2009, the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the most recent offering price of such shares) was $57,000.00

As of November 24, 2009, there were 7,850,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Explanatory Note:  This Form 10-K/A was amended to include Item 14(1) of Form 10-K requiring the disclosure of the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and the review of financial statements included in Registrant’s Form 10-Q.

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

(b) Holders. As of November 24, 2009, there were 34 record holders of 7,850,000 shares of our Common Stock.

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

The following table sets forth, as of November 24, 2009, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding shares of our common stock.

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

ITEM 14- PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended May 31, 2009 and 2008 Li & Company, LP, the Company’s independent registered public accounting firm:

	2009	2008
Audit Fees (1)	$5,000	$9,500
Audit Related Fees (2)	0	0
Tax Fees (3)	0	0

Total Fees paid to auditor	$5,000	$9,500

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, Global Ink has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on November 24, 2009.

Global Ink Supply Co.

By:	/s/ Andrew W. Baum
Andrew W. Baum, Chairman, President, Chief Executive Officer, Chief Financial Officer

ITEM 8.  Financial Information

GLOBAL INK SUPPLY, INC.

May 31, 2009 and 2008

1

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

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
August 18, 2009

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