Form 10-Q
period 2010-02-28
Global Ink Supply Inc.
filed 2010-04-19
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commissionfile number 000- 52630

GLOBAL INK SUPPLY CO.
(Exact name of small business issuer as specified in its charter)

Nevada	26-2524571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Park Avenue Suite 1600 New York, New York 10017
(Address of principal executive offices)

(212) 984-0628
(Issuer's telephone number)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 109,900,000 shares of Common Stock, as of April 19, 2010.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

GLOBAL INK SUPPLY CO.

GLOBAL INK SUPPLY CO.

Balance Sheets

	February 28, 2010	May 31, 2009
	(Unaudited)

ASSETS

Current assets:
Cash	$284,752	$120
Receivables	3,876	-
Prepaid expenses	4,955	-
Other current assets	57,784	-
Total current assets	351,367	120

Property, plant and equipment, net	7,109	-

TOTAL ASSETS	$358,476	$120

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$104,106	$25,132
Advances	30,180	-
Shareholder loans	200,730	-
Convertible debt, net of discount	242,366	-
Total current liabilities	577,382	25,132

Stockholders' Deficit:

Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 109,900,000 shares issued and outstanding	19,095	10,990
Additional paid-in capital	33,893	26,260
Accumulated other comprehensive loss	5,491	-
Accumulated deficit	(277,385)	(62,262)
Total stockholder’s deficit	(218,906)	(25,012)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$358,476	$120

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.

Statements of Operations
(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009

Revenues	$3,327	$-	$3,327	$-

Cost of revenue

Professional fees	-	1,000	1,000	3,000
Selling, general and administrative expenses	220,153	200	220,286	730
Total expenses	220,153	1,200	221,286	3,730

Other income (expense):
Interest income	3,026	-	3,026	-
Other expense	(2,607)	-	(2,607)	-
Total other income (expense)	419	-	419	-

Loss before income taxes	(216,407)	(1,200)	(217,540)	(3,730)

Income taxes	-	-	-	-

Net loss	(216,407)	(1,200)	(217,540)	(3,730)

Other comprehensive income/(loss):
Foreign currency translation adjustment	-	-	2,417	-

Comprehensive income/(loss)	$(216,407)	$(1,200)	$(215,123)	$(3,730)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	109,900,000	7,850,000	109,900,000	7,850,000

See accompanying notes to the financial statements.

GLOBAL INK SUPPLY CO.

Statements of Cash Flows
(Unaudited)

	Nine Months Ended February 28, 2010	Nine Months Ended February 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215,123)	$(3,730)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	830	-
Changes in operating assets and liabilities:
Receivables	(3,876)	-
Prepaid expenses	(4,955)	-
Other assets	(57,784)	-
Accounts payable	78,974	3,300
Advances	30,180	-
CASH USED FOR OPERATING ACTIVITIES	(171,754)	(430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,939)	-
CASH USED FOR INVESTING ACTIVITIES	(7,939)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shareholder loans	200,730	-
Proceeds from convertible debt	242,366	-
Contribution to capital	15,738	1,250
CASH PROVIDED BY FINANCING ACTIVITIES	458,834	1,250

EFFECT OF EXCHANGE RATES ON CASH	5,491	-

NET CHANGE IN CASH	284,632	820

CASH AT BEGINNING OF PERIOD	120	-
CASH AT END OF PERIOD	$284,752	$820

See accompanying notes to financial statements.

GLOBAL INK SUPPLY CO.
February 28, 2010 and 2009
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

On December 23, 2009, the Company entered into the consulting and service operations business, offering domestic and international clients consulting services.  The Company acts as a full-service operator for wind, hydro, solar, and geothermal energy parks in Turkey.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements for the nine months ended February 28, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual report on Form 10-K which was filed on August 25, 2009.

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

Receivables

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.

Other current assets

Other current assets primarily consist of advances made to employees and prepaid taxes.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Furniture and fixtures:	7 Years

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value.  No impairment of long-lived assets was determined to exist as of February 28, 2010.

Accounts payable and accrued expenses

Accounts payable and accrued expenses primarily consist of trade payables and payroll-related accruals.

Financial instruments

The Company analyzes all financial instruments that may have features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (ASC Topic 480-10), SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815), and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” (ASC Topic 815).  At present, there are no such instruments in the financial statements.  The Company also analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” (ASC Topic 825).

Fair value of financial instruments

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," (ASC Topic 825) requires certain disclosures regarding the fair value of financial instruments.  Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

SFAS No. 157 “Fair Value Measurements” (ASC Topic 820) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

SFAS No. 157 (ASC Topic 820) establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 (ASC Topic 820) establishes three levels of inputs that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and other liabilities approximate their fair values because of the short-term nature of these instruments.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Foreign currency translation

The Company uses United State Dollar (“USD”) as its reporting currency.  The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”) (ASC Topic 830).  The Company’s functional currency of the subsidiary is the Turkish Lira (TRY).  Under SFAS No. 52 (ASC Topic 830), all assets and liabilities are translated into United States dollars using the current exchange rate at the balance sheet date.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period.  Translation adjustments are included in other comprehensive income (loss) for the period.

Foreign currency transactions during the year are translated to their functional currencies at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired.  Exchange gains or losses are recorded in the statement of operations.

Net loss per common share

Basic and diluted net loss per common share has been calculated by dividing the net loss for the nine months ended February 28, 2010, by the basic and diluted weighted average number of shares outstanding.  There were no potentially dilutive shares outstanding as of February 28, 2010 and 2009.

Recently issued accounting pronouncements

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9").  ASU 2010-9 amends disclosure requirements within Subtopic 855-10.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.  ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010.  The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6").  ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements.  Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques.  ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010.  The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2").  ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  ASU 2010-2 is effective for the Company starting January 3, 2010.  The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities.  ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16").  ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.  The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated results of operations or financial position.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related.  The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence (“VSOE”) of fair value or when third-party evidence is not available.  Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration.  These new standards are effective for annual periods ending after June 15, 2010 and early adoption is permitted.  The Company is currently evaluating the impact of adopting this standard, if any, on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 3 – GOING CONCERN

For the nine months ended February 28, 2010, the Company incurred losses totaling $215,123.   The Company will require additional working capital to develop its business operations.

The Company intends to raise additional working capital either through debt or equity financing. If adequate working capital is not available, the Company may cease its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SHAREHOLDER LOANS

As of February 28, 2010, $200,730 is owed to shareholders of the Company. The notes are due on demand.

NOTE 5 – CONVERTIBLE DEBT

As of February 28, 2010, the Company the Company offered and sold an aggregate of $250,000 of units comprised of convertible debentures and the Company’s Common Stock for the purchase price of $50,000 per unit.  Each unit was comprised of 50,000 shares of the Company’s Common Stock and a debenture in the principal amount of $50,000, with interest at the rate of 18% and convertible into shares of the Company’s Common Stock at the rate of $0.25 per share.

had borrowed $250,000 from a lender.  The note bears interest at 18% per year and has a term of one year. In connection with the loan, the Company issued 250,000 shares of common stock to the lender. The shares were valued based on the market value of the stock on the date of issuance. The relative fair value of the note and the common stock was determined to be $242,366 and $7,634, respectively. As a result, the Company recorded a discount of $7,634 with a corresponding increase in equity. The discount is being amortized over the life of the note.

NOTE 6 – STOCKHOLDERS’ EQUITY

For the quarter ending February 29, 2010, the Company offered and sold an aggregate of $250,000 of units comprised of convertible debentures and the Company’s Common Stock for the purchase price of $50,000 per unit. Each unit was comprised of 50,000 shares of the Company’s Common Stock and a debenture in the principal amount of $50,000, with interest at the rate of 18% and convertible into shares of the Company’s Common Stock at the rate of $0.25 per share.

NOTE 7 – CONCENTRATIONS AND RISKS

Approximately 31% of the Company’s assets are located in Turkey.

NOTE 8 – SUBSEQUENT EVENTS

Our directors and a majority of shareholders have authorized to amend the Company’s Amended and Restated Certificate of Incorporation to change the name of the Company to “TurkPower Corporation” (the “Name Change”).

These actions were approved by written consent on March 24, 2010 by our Board of Directors and a majority of our shareholders in accordance with Section 141 and Section 228 of the General Corporation Law of the State of Delaware.  Our directors and majority of shareholders owning approximately 71% of our outstanding Common Stock, as of the record date of March 24, 2010, have approved this amendment after carefully considering it and concluding that approving the amendment was in the best interests of our Company and our shareholders.

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

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We have not had any operating income since our inception on November 4, 2004.  We do not currently engage in any business activities that provide cash flow. For the period from November 4, 2004 (inception) through February 28, 2010, we recognized net losses of $215,123 resulting from expenses mainly associated with legal and accounting expenses. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholder, management or other investors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4.  CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of February 28, 2010.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the best knowledge of our officers and sole director, the Company is not a party to any legal proceeding or litigation.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For period ending February 29, 2010, the Company offered and sold an aggregate of $250,000 of units comprised of convertible debentures and the Company’s Common Stock for the purchase price of $50,000 per unit.  Each unit was comprised of 50,000 shares of the Company’s Common Stock and a debenture in the principal amount of $50,000, with interest at the rate of 18% and convertible into shares of the Company’s Common Stock at the rate of $0.25 per share.

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D and Regulation S promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 24, 2010, a majority of our stockholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company to change the name of the Company to “TurkPower Corporation” (the “Name Change”).

ITEM 5. OTHER INFORMATION.

None.

EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, Global Ink has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated.

April 19, 2010

GLOBAL INK SUPPLY CO
(Registrant)

By: /s/Ayukurt Farah
Name: Ayukurt Farah
Title:Chief Executive Officer and Chief Financial Officer