Form 10-K
period 2010-05-31
TurkPower Corp
filed 2010-09-13
CIK 1368055

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
ACT OF 1934: FOR THE FISCAL YEAR ENDED MAY 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
ACT OF 1934

For the transition period from _______________ through _______________

TURKPOWER CORPORATION
(Name of small business in its charter)

Delaware	26-2524571
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

100 Park Avenue Suite 1600
New York, New York 10017
 (212) 984-0628
 (Address and Telephone Number including area code
of registrant’s principal executive offices):

Global Ink Supply Company
 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.  Yes ☐ No ☒  (Not required by smaller reporting companies)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒

State issuer’s revenues for its most recent fiscal year. $0.00

As of September 13, 2010, the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the most recent offering price of such shares) was $23,522,000.

As of September 13, 2010, there were 111,131,250 shares of common stock issued and outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Plan of Operation,” may constitute forward-looking statements for purposes of the Securities Act and the Exchange Act. These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TurkPower Corporation (the “Company” or “TurkPower ”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

Overview

References in this Report to "TurkPower ," "we," "our," "us,” "Registrant,”  and the "Company" refer to TurkPower Corporation.

Organizational History.

TurkPower was incorporated in the State of Delaware on November 4, 2004 as Global Ink Supply Company and was organized for the purpose of forming a vehicle to pursue a business combination.  On May 4, 2010, an amendment was filed with the Secretary of State of Delaware to change the name of the Company to TurkPower Corporation.  At this time, the Company is engaged in the business of energy consulting and development, as well as mining exploration and operation in Turkey.

Business of the Company.

TurkPower is a Turkish-American consulting and service operations firm with a strong focus on the booming Turkish energy market.  TurkPower offers its domestic and international clients consulting services and acts as a full service operator for wind, hydro, solar, coal and geothermal energy parks in Turkey. In addition to its energy business, TurkPower aims at becoming a large player in the Turkish mining industry by acquiring and consolidating operational mines with proven reserves, utilizing economies of scale to increase returns.

TurkPower decrees over substantial industry alliances and contacts in the Turkish energy and infrastructure sectors and offers those comprehensive resources in tailor-made solutions to its clients and partners. The Company also provides due diligence and consulting services to financial institutions, government and non-governmental agencies, as well as energy and infrastructure firms who seek energy market analysis and reports, and independent project feasibility studies.

TurkPower offers its clients and partners the full spectrum of consulting services in the booming Turkish energy sector, with a strong focus on the renewable energies such as wind, hydro, solar and geothermal. Consulting services include all disciplines from tendering, planning, design, engineering to management, such as:

•	Renewable Energy License Tendering
•	Energy License Evaluation and Purchasing
•	Project and Resource Assessments
•	Engineering Assessments
•	Environmental Assessment and Permitting
•	Project Management Consulting
•	Total Project and Construction Consulting
•	Interconnection Assessments and Consulting

TurkPower brings together a broad range of expert services that concentrate on effective project ramp up and optimization of power plant operations in the fields of wind, hydro and solar energy in Turkey. It is TurkPower ‘s core objective to create value by utilizing our management’s industry contacts, experience and expertise to the sole benefit of our clients and their energy plants.

TurkPower’s full range of operational and management services allows energy park owners and investors to fully outsource all operational tasks and treat the plant as a financial investment rather than an operational venture with all involving personnel, administration, governmental and other duties and responsibilities. TurkPower also designs, develops and implements small to large size turnkey energy projects for clients who wish to handle operations after the plant is operational and connected to the grid.

•	Operation & Management including Major Maintenance
•	Operation & Management Oversight Services
•	Mobilization, Staffing, Training, Startup and Commissioning Services
•	Day-to-Day Operations and Routine Maintenance
•	Parts, Tooling and Supplies
•	Equipment Service and Repair
•	Utilization of Local and Remote Monitoring and Diagnostics
•	Site Training, Documentation and Procedure Development
•	Engineering and Technical Support
•	Reliable, Safe and Economic Plant Operation
•	Reduced Costs through Strategic Alliance with Global Suppliers
•	Favorable Debt Financing through Alliance with Financial Institutions
•	Fixed Service Operations Pricing with Performance Based Pricing Component
•	Risk Mitigation and Cost Containment

ITEM 1A - RISK FACTORS

Risks Related to Our Business

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

FLUCTUATIONS IN OUR OPERATING RESULTS AND ANNOUNCEMENTS AND DEVELOPMENTS CONCERNING OUR BUSINESS AFFECT OUR STOCK PRICE.

Our quarterly operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting us, could cause the market price of our common stock to fluctuate substantially.

WE ARE INVESTING HEAVILY IN CONSULTING AND SERVICING IN THE WIND POWER INDUSTRY WITH NO ASSURANCE THAT A SUBSTANTIAL MARKET FOR WIND POWER WILL EVER DEVELOP.

Our business is based on the assumption that wind power will become a more significant source of power in Turkey and elsewhere.  We cannot assure you that wind power will ever become a significant source of energy in Turkey. Since our growth plan is based on consulting and serving that industry, our business will be impaired if the market for wind power generation equipment does not develop.

BECAUSE WE FACE INTENSE COMPETITION FROM OTHER COMPANIES FOR BOTH OF OUR OPERATING SEGMENTS, MANY OF WHICH HAVE GREATER RESOURCES THAN WE DO, WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AND WE MAY LOSE OR BE UNABLE TO GAIN MARKET SHARE.

The markets for products in both of our business segments are intensely competitive. Many of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices, as well as securing supplies at times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

THE SUCCESS OF OUR BUSINESSES WILL DEPEND ON OUR ABILITY TO EFFECTIVELY DEVELOP AND IMPLEMENT STRATEGIC BUSINESS INITIATIVES.

We are currently implementing various strategic business initiatives. In connection with the development and implementation of these initiatives, we will incur additional expenses and capital expenditures to implement the initiatives. The development and implementation of these initiatives also requires management to divert a portion of its time from day-to-day operations. These expenses and diversions could have a significant impact on our operations and profitability, particularly if the initiatives included in any new initiative proves to be unsuccessful. Moreover, if we are unable to implement an initiative in a timely manner, or if those initiatives turn out to be ineffective or are executed improperly, our business and operating results would be adversely affected.

IF WE ARE UNABLE TO MAKE NECESSARY CAPITAL INVESTMENTS OR RESPOND TO PRICING PRESSURES, OUR BUSINESS MAY BE HARMED.

In order to remain competitive, we need to invest in research and development, manufacturing, customer service and support, and marketing. From time to time we also have to adjust the prices of our products to remain competitive. We may not have available sufficient financial or other resources to continue to make investments necessary to maintain our competitive position.

OUR BUSINESS DEPENDS SUBSTANTIALLY ON THE CONTINUING EFFORTS OF OUR EXECUTIVE OFFICERS AND OUR ABILITY TO MAINTAIN A SKILLED LABOR FORCE, AND OUR BUSINESS MAY BE SEVERELY DISRUPTED IF WE LOSE THEIR SERVICES.

Our future success depends substantially on the continued services of our executive officers, especially Mr. Aykut Ferah, our Chief Financial officer and Chief Executive Officer. We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

IF WE ARE UNABLE TO ATTRACT, TRAIN AND RETAIN TECHNICAL AND FINANCIAL PERSONNEL, OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

Our future success depends, to a significant extent, on our ability to attract, train and retain technical and financial personnel. Recruiting and retaining capable personnel, particularly those with expertise in our chosen industries, are vital to our success. There is substantial competition for qualified technical and financial personnel, and there can be no assurance that we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

TURKPOWER  IS CONTROLLED BY ITS PRINCIPAL STOCKHOLDERS.

Our principal stockholders, Ryan Hart, Aykut Ferah and Icor Resources, Inc. (collectively the “Principal Stockholders”) currently owns in the aggregate 36,000,000 of the 111,131,250 outstanding shares of TurkPower’s common stock, $0.0001 par value. As a result, the Principal Stockholders control our operations and will have the ability to control all of the matters submitted to stockholders for approval, including:

o	amendment of our certificate of incorporation and by-laws;
o	election of our board of directors;
o	removal of any directors; and
o	adoption of measures that could delay or prevent a change of control or impede a merger, business combination or similar transaction.

Our Principal Stockholder’s ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

TURKPOWER MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT ITS OPERATIONS.

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

TURKPOWER  HAS NEVER PAID DIVIDENDS ON ITS COMMON STOCK AND DOES NOT INTEND TO PAY ANY DIVIDENDS IN THE NEAR FUTURE.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

We have incurred operating losses of $583,941 during the year ended May 31, 2010. In addition, during that period, we have a net working capital surplus of $313,926 at May 31, 2010. We expect to continue to incur significant operating expenses as we maintain our consulting and services. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

WE HAVE A LIMITED OPERATING HISTORY. THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN GROWING OUR GOLD AND OTHER MINERAL EXPLORATION ACTIVITIES.

We have a limited history of operations. As a result, there can be no assurance that we will be successful in our consulting and service operations for wind, hydro, solar, coal and geothermal energy parks in Turkey,  and acquisition of operational mines with proven reserves. Our success to date in entering into ventures to acquire mineral properties is not indicative that we will be successful in entering into any further ventures. Any potential for future growth in our mineral exploration activities will place additional demands on our executive officers, and any increased scope of our operations will present challenges due to our current limited management resources. Our future performance will depend upon our management and their ability to locate and negotiate additional exploration opportunities in which we are solely involved or participate in as a joint venture partner. There can be no assurance that we will be successful in our efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have a material adverse effect on our results of operations. There can be no assurance that our operations will be profitable.

YOU MAY SUFFER SIGNIFICANT DILUTION IF WE RAISE ADDITIONAL CAPITAL.

If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders would be diluted, and any equity securities we may issue may have rights, preferences or privileges senior or more advantageous to our common stockholders.

Risks related to Our Common Stock

THERE IS NO ACTIVE TRADING MARKET FOR OUR COMMON STOCK.

Our common stock is quoted on the Pink Sheets, and we are currently in the process of seeking to reestablish quotation of our common stock on the Over the Counter Bulletin Board quotation service. However, currently, there is no active trading market for any of our securities, and we cannot assure you that a market for our stock will develop. Consequently, our shareholders may not be able to use their shares for collateral or loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, our shareholders may not be able to resell their shares at or above the price they paid for them or may not be able to sell the shares at all. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the securities, the ability of holders of the securities to sell their securities, or the prices at which holders may be able to sell their securities.

THE SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

The Company has approximately a total of 111,131,250 shares of Common Stock issued and outstanding. If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

OUR COMMON STOCK MAY BE DEEMED TO BE A PENNY STOCK AND, AS SUCH, WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH “PENNY STOCKS”. REGULATIONS RELATING TO “PENNY STOCKS” LIMIT THE ABILITY OF OUR SHAREHOLDERS TO SELL THEIR SHARES AND, AS A RESULT, OUR SHAREHOLDERS MAY HAVE TO HOLD THEIR SHARES INDEFINITELY.

Our common stock is currently listed for trading on the Over the Counter Market, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in obtaining future financing. Furthermore, our common stocks may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ -where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c) 2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

AS AN ISSUER OF “PENNY STOCK” THE PROTECTION PROVIDED BY THE FEDERAL SECURITIES LAWS RELATING TO FORWARD LOOKING STATEMENTS DOES NOT APPLY TO US.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS AND STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We may be required in the future to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

SHARES ELIGIBLE FOR FUTURE SALE, IF AT ALL, MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AS THE FUTURE SALE OF A SUBSTANTIAL AMOUNT OF OUR RESTRICTED STOCK IN THE PUBLIC MARKETPLACE COULD REDUCE THE PRICE OF OUR COMMON STOCK.

From time to time, certain of our stockholders may be eligible, if at all, to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF THE COMPANY’S STOCK.

We do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of dividends on our stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, its stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

ITEM 2 - PROPERTIES

We neither rent nor own any properties. We utilize the office space and equipment of our officer and director at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not aware of any material, existing or pending legal proceedings against TurkPower Corporation, nor is it involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of its directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Presently, there are not any material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. Currently the Company’s common shares are listed on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol “GBIKD.”

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.
	High	Low

Fiscal Year 2010 (June 1, 2009 – May 31, 2010)
First quarter (June 1, 2009 – August 31, 2009)	$0	$0
Second quarter (September 1, 2009 – November 30, 2009)	$0	$0
Third quarter (December 1, 2009 – February 28, 2010)	$0	$0
Fourth quarter (March 1, 2010 – May 31, 2010)	$.55	$.15

Year 2009 June 1, 2008 – May 31, 2009)
First quarter (June 1, 2008 – August 31, 2008)	$0	$0
Second quarter (September 1, 2008 – November 30, 2008)	$0	$0
Third quarter (December 1, 2008 – February 28, 2009)	$0	$0
Fourth quarter (March 1, 2009 – May 31, 2009)	$0	$0

(b)  Holders. As of September 13, 2010, there were approximately 39 record holders of 111,131,250 shares of our Common Stock.

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

Recent Sales of Unregistered Securities

On December 7, 2009, Emmanuel Strategic Partners, Inc. sold a total of 64,900,000 shares of the Registrant’s common stock pursuant to a Stock Purchase Agreement, which resulted in a change of control with respect to the Registrant’s stock ownership and two additional directors were appointed to the Registrant.

In connection with the issuance of the convertible debenture, the Company issued 300,000 shares of common stock.  The common stock was valued at the date of the related convertible debenture and charged to current period operations as financing costs of $30,000.

The Company issued 200,000 shares of common stock on January 31, 2010 for $200,000.

The Company issued 250,000 shares of common stock on May 6, 2010 for $250,000.

The Company issued 406,250 shares of common stock on May 4, 2010 for $406,250.

The Company issued 75,000 shares of common stock on May 14, 2010 for $77,224.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fiscal year ended May 31, 2010.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIO N AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company's Annual Report on Form 10-K for the year ended May 31, 2010. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

FORWARD LOOKING STATEMENTS

The following discussion and plan of operations should read in conjunction with the financial statements and the notes to those statements included in this annual report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and under the headings “Risk Factors” and “Forward-Looking Statements.”

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations through financing activities consisting primarily of loans from shareholders and private placements of debt with outside investors. Our principal use of funds has been for operating expenses.

Liquidity and Capital Resources during the year ended May 31, 2010 compared to the year ended May 31, 2009.

During the year ended May 31, 2010, the Company issued 1,231,250 equity securities for $933,474 of cash proceeds to outside investors.  In addition, the Company issued $300,000 of convertible debt and $567,699 of notes payable to outside investors during the year ended May 31, 2010.

Liquidity and Capital Resource Plan for the year ended May 31, 2010

During 2010, the Company intends to fund its operations by raising proceeds from its current equity financing which will enable it to expand its services. It is anticipated that this will generate additional working capital for the Company. As of September 13, 2010, the Company had raised an aggregate of $933,474 from its current equity financing in 2010. In addition to its current equity financing, the Company is pursuing working capital debt financing as well as project-specific debt financing to develop its alternative energy projects for sale or lease to customers. However, no assurance can be given that any such financing that the Company is pursuing will be available to us on favorable terms, if at all, and this may severely impact our current operations and delay the development of our alternative energy projects until additional funds are received by the Company.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended May 31, 2010 Compared to the Year Ended May 31, 2009

Revenues for the year ended May 31, 2010 were $210,833 compared to $0 for the year ended May 31, 2009, an increase of $210,833. This increase was due to the increased sales of our consulting services. Gross profit is negative largely due to $200,000 of consulting expenses the Company incurred in connection with a revenue sharing agreement with a third party company during the year-ended May 31, 2010.

Other operating expenses for the year ended May 31, 2010 were $368,355 compared to $12,130 for the year ended May 31, 2009 an increase of approximately $356,225. This increase was due to the increase in the number of our employees to support our growth, and the related payroll burden costs and was due to increased sales and marketing expenses that resulted in the increase in revenues of our energy efficient products and services to residential customers described above, as well as the increase in expenses to support the sales and marketing efforts of our alternative energy products and services, such as water purification and vapor compression systems, and ethanol production systems.

As a result, Net loss was $(583,941) for the year ended May 31, 2010, compared with a Net Loss of $(12,130) for the year ended May 31, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.  At December 31, 2009 and 2008, the allowance for doubtful accounts is $0.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure to its customers.

Property and equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of 5 years.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.  Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Impairment of long-lived assets

The Company has adopted FASB ASC 360, Property, Plant, and Equipment, for its long-lived assets.  The Company’s long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2009 or 2008.

Fair value of financial instruments

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820 states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability.  In addition, FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three broad levels defined by FASB ASC 820 hierarchy are as follows:

Level 1 –	quoted prices for identical assets or liabilities in active markets.

Level 2 –	pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date.

Level 3 –
valuations derived from methods in which one or more significant inputs or significant value drivers are unobservable in the markets. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation.

Valuations based on unobservable inputs are highly subjective and require significant judgments.  Changes in such judgments could have a material impact on fair value estimates.  In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes.  Changes in economic conditions may also dramatically affect the estimated fair values.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended May 31, 2010 or 2009.

Revenue recognition

In accordance with FASB ASC 605, Revenue Recognition, contract revenues are recognized using the percentage of completion method in the ratio that costs incurred bear to estimated costs at completion. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. Unapproved change orders are not considered as part of the contract until it has been approved by the customer. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. If final total cost is anticipated to exceed the contract amount, the excess of cost over contract amount is immediately recognized as a loss on the contract.

Customer Billings

The Company classifies cumulative customer billings that exceed the sum of total contract cost plus the gross profit earned to date as billings in excess of cost and estimated earnings.

Income taxes

The Company follows FASB ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period of enactment.

The Company adopted the application of uncertain tax positions of FASB ASC 740, Income Taxes, during 2009.  The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At the date of adoption, and as of May 31, 2010, the Company does not have a liability for unrecognized tax uncertainties.

The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense. As of May 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

Net loss per common share

Net loss per common share is computed pursuant to FASB ASC 260, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2008.  As of December 31, 2009, there were 606,292 potentially dilutive shares related to the convertible debt (Note 7).  However, the convertible debt shares are considered to be anti-dilutive and are not included in the calculation of net loss per share.

Recently issued accounting pronouncements

In October 2009, the FASB issued ASU No. 2009-13  “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1)”.  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. This standard is effective for fiscal years beginning on or after June 15, 2010.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

In February, 2010, the FASB issued ASU No. 2010-09, “Subsequent Events”, which amended ASC 855-10 and states an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and SEC requirements.  The amendment in this update is effective for interim or annual periods ending after June 15, 2010.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

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

ITEM 9- CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 25, 2010, the Company dismissed its independent registered public accounting firm, Li & Company, PC (“Li & Company”).

The report of Li & Company for the year ending May 31, 2009 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

 The Company approved the engagement of Malone Bailey, LLP (“Malone”) as its new independent registered public accountants on April 25, 2010. The Company did not consult Malone regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event in connection with its report on the Company’s financial statements.

During the Company's most recent fiscal years and the subsequent interim period through April 25, 2010, the date of dismissal, there were no disagreements with Li & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Li & Company, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" in connection with its report on the Company’s financial statements.

The Company has made the contents of its Form 8-K available to Li & Company and requested it to furnish a letter to the Commission as to whether Li & Company agrees or disagrees with, or wishes to clarify the Company's expression of their views.  Li & Company has responded to our requests to furnish a letter to the Commission with such letter attached as Exhibit 16.1 to the Form 8-K.

The Registrant has engaged Malone as its new independent certified public accounting firm to audit the Registrant’s financial statements May 31, 2010. Prior to such engagement, the Registrant did not consult such firm regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K, or a reportable event as that term is used in Item 304(a)(1)(v) of Item 304 of Regulation S-K.

ITEM 9A(T)- CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being May 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our Company’s Chief Executive Officer. Based upon that evaluation, our Company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer, Secretary and Treasurer as appropriate, to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as at May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, management concluded that, as at May 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

ITEM 9B- OTHER INFORMATION

None.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers.

The following table sets forth information regarding our current directors and executive officers and their respective positions:

Name	Age	Position
Ryan E. Hart	[__]	Executive Chairman, Director
Aykut Ferah	[__]	Chief Executive Officer and Chief Financial Officer
Ismet Turan	[__]	Chief Technology Officer

Aykut Ferah, Chief Executive Officer – Mr. Ferah is a dual citizen of Austria and Turkey and fluent in Turkish, German and English.  Mr. Ferah moved from Vienna to Istanbul after graduating with a business degree in 1997. From 1997 to present, Mr. Ferah built Red Bull Turkey from scratch to a profitable energy drink market leader with 150 employees.  Ferah is an active member of the Austrian – Turkish Chamber of Commerce, the Chamber of Foreign Investors in Turkey and a board member of Rizespor, a professional club of the Turkish Football League. Due to the large success with Red Bull, Mr. Ferah decrees over vast contacts to Turkish government officials and ministries, as well as experience and contacts from private ventures in the Turkish wind energy sector.

Ryan E. Hart, Executive Chairman - Mr. Hart is a Swiss-American financial investor based in Istanbul and New York. After working several years at Credit Suisse and UBS in the fields of Equity Trading and Portfolio Management, Mr. Hart founded Mirus Investments AG in 2004 as an alternative investment advisor (with a strong focus on hedge funds and venture capital) to independent asset managers and high net-worth individuals.  Since the inception of Mirus Investments, Mr. Hart and his clients have been early investors in numerous public and private businesses, offering start-up and small companies the financial resources and network to execute their business plans and create sustainable share holder value.

Ismet Turan, Chief Technology Officer -Mr. Turan holds a Bachelor degree in Electrical Engineering from the Gazi University in Ankara, Turkey and a Master in Business Administration degree from the Atilim University of Ankara.  Mr. Turan has an 18-year career in the Turkish energy industry and is fluent in Turkish and English. He has served as Engineer for the Turkish Electricity Agency (TEK), as well as Chief Technician at the Turkish Electricity and Transmission Agency (TEAS) where he supervised various thermal power plant projects – from planning to building - for a total of nearly 2000MW power output.  At the Electricity Generation Company of Ankara (EÜAS) Mr. Turan was the responsible principal of a 1440MW thermal power plant, before taking the position of an energy expert and consultant at the Energy Market Regulatory Authority of Turkey in Ankara, where he was responsible for the entire licensing process of all applications in the renewable energy sector, from wind to geothermal, to solar and biogas.  During his tenure with the Energy Market Regulatory of Turkey, Mr. Turan worked and assisted in several parliamentary committees in the liberalization of the Turkish energy market.  Passed bills involving Mr. Turan include: “Energy Efficiency Law”, “Renewable Energy Law” as well “Regulation on Principles and Procedures for Granting Guarantee of Origin”.

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

AUDIT COMMITTEE

Although its By-laws provide for the appointment of one, the Company is not yet required to have an Audit Committee as a result of the fact that our common stock is not considered a “listed security” as defined in Rule 10A-3 of the Exchange Act. There are currently no audit committee members that meet the criteria of “Financial Expert”, however the company is actively working to appoint a “Financial Expert” in the current year.

CODE OF ETHICS

As of May 31, 2010, we have not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

ITEM 11 - EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)		Total ($)
Aykut Ferah,	2010	$—	$—	—	—		$—	$—
Chief Executive Officer	2009	$—	$—	—	—		$—	$—
	2008	$—	$—	—	—		$—	$—

Ryan E. Hart,	2010	$—	$—	—	—		$—	$—
Executive Chairman		$—	$—	—	—		$—	$—
		$—	$—	—	—		$—	$—

Ismet Turan,	2010	$—	$—	—	—		$—	$—
Chief Technology Officer	2009	$—	$—	—	—		$—	$—
	2008	$—	$—	—	—		$—	$—

Andrew W. Baum,*	2009	$—	$—	—	—		$—	$—
President, Chief Executive Officer and Chief Financial Officer	2008	$—	$—	—	—	$		$—
	2007	$—	$—	—	—		$—	$—

*Resigned December 17, 2009

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of September 13, 2010, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding shares of our common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
		16%
Ryan E. Hart, Director, Executive Chairman	18,000,000

Aykut Farah, Director, Chief Executive Officer	18,000,000	16%

Icor Resources LLC	18,000,000	16%

All Directors and Executive Officers as a Group (2 persons)	36,000,000	33%

(1)
"Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)
For each shareholder, the calculation of percentage of beneficial ownership is based upon 111,131,250 shares of Common Stock outstanding as of September 13, 2010, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

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

ITEM 14- PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended May 31, 2010 and 2009 by Malone Bailey, LLP, the Company’s independent registered public accounting firm:

	2010		2009
Audit Fees (1)	$		$
Audit Related Fees (2)		0		0
Tax Fees (3)		0		0

Total Fees paid to auditor	$		$

(1)  Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Malone Bailey, LLP in connection with statutory and regulatory filings or engagements.

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

ITEM 15- EXHIBITS

(a) Exhibits:

EXHIBITS

31.1	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, TurkPower Corporation has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on September 13, 2010.

TurkPower Corporation

By:	/s/ Aykut Ferah
Name: Aykut Ferah Title: Chief Executive Officer and Chief Financial Officer (principal executive and accounting officer)

TURKPOWER  CORPORATION.

May 31, 2010 and 2009

	31-May-10	May 31, 2009

ASSETS

Current assets:
Cash	$275,564	$120
Receivables	53,390	-
Refundable deposits	1,281,362	-
Prepaid expenses	4,816	-
Other current assets	51,016	-
Total current assets	1,666,148	120

Property and equipment, net	23,424	-

TOTAL ASSETS	$1,689,572	$120

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$484,523	$25,132
Short-term debt	567,699	-
Convertible debt	300,000	-
Total current liabilities	1,352,222	25,132

Stockholders' Deficit:

Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 111,131,250 shares issued and outstanding as of May 31, 2010 and 109,900,000 shares issued and outstanding as of May 31, 2009	11,113	10,990
Additional paid-in capital	989,611	26,260
Additional paid-in capital	989,611	26,260
Accumulated other comprehensive loss	(17,171)	-
Accumulated deficit	(646,203)	(62,262)
Total stockholder’s equity (deficit)	337,350	(25,012)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,689,572	$120

GLOBAL INK SUPPLY
(A Development Stage Enterprise)
Statements of Operations

	Twelve Months	Twelve Months	4-Nov-04
	Ended	Ended	(Inception) to
	31-May-09	31-May-10	31-May-10

Revenues	$-	$210,833	$220,963
Operations expenses	-	(420,511)	(428,067)
Gross profit	-		(207,104)
		(209,678)
Professional fees	1,630	113,917	154,867
General and administrative	10,500	254,438	267,802
Loss from operations	(12,130)	(578,033)	(629,773)

Other expense	-	(5,908)	(5,908)

Net loss	(12,130)	(583,941)	(635,681)

Loss from discontinued operations, net of tax	-	-	(10,522)

Net loss	$(12,130)	$(583,941)	$(646,203)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	109,900,000	110,160,148

GLOBAL INK SUPPLY CO.
Statements of Shareholder's Equity (Deficit)
For the Fiscal Years Ended May 31, 2010 and 2009

					Deficit
				Accumulated	Accumulated
	Common Stock		Additional	Other	During the
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Development Stage	Total

Balance, November 4, 2004	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.0008 per share May 31, 2005	70,000,000	7,000	(3,000)	-	-	4,000

Net loss for the year ended May 31, 2005	-	-	-	-	(1,200)	(1,200)

Balance, May 31, 2005	70,000,000	$7,000	$(3,000)	$-	$(1,200)	$2,800

Common stock issued for cash at $0.008 per share June 28, 2005	29,400,000	2,940	13,860	-	-	16,800

Net loss for the year ended May 31, 2006	-	-	-	-	(2,893)	(2,893)

Balance, May 31, 2006	99,400,000	$9,940	$10,860	$-	$(4,093)	$16,707

Common stock issued for cash at $0.02 per share November 15, 2006	10,500,000	1,050	13,950	-	-	15,000

Net loss for the year ended May 31, 2007	-	-	-	-	(22,517)	(22,517)

Balance, May 31, 2007	109,900,000	$10,990	$24,810	$-	$(26,610)	$9,190

Net Loss for the year ended May 31, 2008	-	-	-	-	(23,522)	(23,522)

Balance, May 31, 2008	109,900,000	$10,990	$24,810	$-	$(50,132)	$(14,332)

Contribution to capital on September 19, 2008	-	-	250	-	-	250

Contribution to capital on December 31, 2008	-	-	300	-	-	300

Contribution to capital on February 25, 2009	-	-	700	-	-	700

Contribution to capital on April 7, 2009	-	-	200	-	-	200

Net loss for the year ended May 31, 2009	-	-	-	-	(12,130)	(12,130)

Balance, May 31, 2009	109,900,000	$10,990	$26,260	$-	$(62,262)	$(25,012)

Common stock issued for financing costs	300,000	30	29,970	-	-	30,000

Common stock issued for cash on January 31, 2010	200,000	20	199,980	-	-	200,000

Common stock issued for cash on May 4, 2010	406,250	41	406,209	-	-	406,250

Common stock issued for cash on May 6, 2010	250,000	25	249,975	-	-	250,000

Common stock issued for cash on May 14, 2010	75,000	7	77,217	-	-	77,224

Foreign currency	-	-	-	(17,171)	-	(17,171)

Net loss for the twelve months ended May 31, 2010	-	-	-	-	(583,941)	(583,941)

Balance, May 31, 2010	111,131,250	$11,113	$989,611	$(17,171)	$(646,203)	$337,350

GLOBAL INK SUPPLY COMPANY
 (A Development Stage Enterprise)
Statement of Cash flows

	For the Year	For the Year	November 4, 2004 (Inception) to
	Ended	Ended
	31-May-09	31-May-10	31-May-10

CASH FLOWS USED IN OPERATING ACTIVITIES
Net profit (loss) for the period	$(12,130)	$(583,941)	$(646,203)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation	-	1,469	1,469
Bad debt expense	-	-	5,486
Receivables	-	(53,390)	(53,390)
Refundable deposits	-	(1,281,362)	(1,286,848)
Prepaid expenses	-	(4,816)	(4,816)
Other assets	-	(51,016)	(51,016)
Accounts payable and accrued expenses	10,800	459,391	484,523
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,330)	(1,513,665)	(1,550,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(24,893)	(24,893)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	(24,893)	(24,893)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible debt	-	300,000	300,000
Proceeds from debt		567,699	567,699
Common stock issued for financing costs		30,000	30,000
Contribution to capital	1,450	933,474	934,924
Proceeds on sale of common stock	-	-	35,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,450	1,831,173	1,868,423

EFFECT OF EXCHANGE RATES ON CASH	-	(17,171)	(17,171)

INCREASE (DECREASE) IN CASH	120	275,444	275,564

CASH, BEGINNING OF PERIOD	-	120	-

CASH, END OF PERIOD	$120	$275,564	$275,564