Form 10-Q/A
period 2010-02-28
TurkPower Corp
filed 2010-10-04
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000- 52630

TURKPOWER CORPORATION
(formerly Global Ink Supply Co.)
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 112,575,000 shares of Common Stock, as of October 1, 2010.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Explanatory Note:  The Registrant is filing this Form 10-Q/A since the original Form 10-Q filed on April 19, 2010 contained financial statements which were not reviewed by the Registrant’s independent public accountants. The financial statements contained within this Form 10-Q/A have been reviewed by the Registrant’s independent public accountants.  In addition, it was determined that the Company misstated certain transactions in the previously filed 10-Q. For additional information, see the restatement footnote in the notes to the consolidated financial statements.

TurkPower Corporation (formerly Global Ink Supply Co.)

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TurkPower Corporation
(Formerly Global Ink Supply Co.)
New York, New York

We have reviewed the accompanying consolidated balance sheet of TurkPower Corporation as of February 28, 2010 and the related statements of operations for the three and nine months ended February 28, 2010 and of cash flows for the nine months ended February 28, 2010.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has incurred losses from operations and has a working capital deficit as of February 28, 2010, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Note 3, the Company restated its consolidated financial statements.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
October 1, 2010

Table of Content

TURKPOWER CORPORATION
(Formerly Global Ink Supply Co. )
Consolidated Balance Sheets
Unaudited

	February 28, 2010	May 31, 2009
	Restated

ASSETS

Current assets:
Cash	$68,926	$120
Receivables	3,876	-
Prepaid expenses	4,955	-
Other current assets	28,857	-
Total current assets	106,614	120
Property and equipment, net of accumulated depreciation of $585	7,354	-

Deferred costs	200,000	-

TOTAL ASSETS	$313,968	$120

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$164,384	$25,132
Related party payable	2,655	-
Convertible debt, net of unamortized discount of $39,603	485,397	-
Total current liabilities	652,436	25,132

Stockholders' Deficit:

Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 110,425,000 shares issued and outstanding as of February 28, 2010 and 109,900,000 shares issued and outstanding as of May 31, 2009	11,043	10,990
Additional paid-in capital	73,934	26,260
Accumulated other comprehensive loss	6,247	-
Accumulated deficit	(429,692)	(62,262)
Total stockholder’s deficit	(338,468)	(25,012)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$313,968	$120

See accompanying notes to the consolidated financial statements.

Table of Content

TURKPOWER CORPORATION
(Formerly Global Ink Supply Co.)
Consolidated Statement of Operations
Unaudited

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	Restated		Restated

Revenues	$3,327	$-	$3,327	$-

Professional fees	100,000	1,000	101,000	3,000
Selling, general and administrative expenses	255,418	200	255,551	730
Total operating expenses	355,418	1,200	356,551	3,730
Loss from operations	(352,091)	(1,200)	(353,224)	(3,730)

Other income (expense):
Interest expense	(25,877)	-	(25,877)	-
Interest income	931	-	931	-
Foreign currency gain	10,740	-	10,740	-
Total other expense	(14,206)	-	(14,206)	-

Net loss	$(366,297)	$(1,200)	$(367,430)	$(3,730)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	110,283,989	7,850,000	110,025,643	7,850,000

See accompanying notes to the consolidated financial statements.

Table of Content

TURKPOWER CORPORATION
(Formerly Global Ink Supply Co.)
Consolidated Statement of Cash Flows
Unaudited

	Nine Months Ended February 28, 2010	Nine Months Ended February 28, 2009
	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(367,430)	$(3,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	585	-
Amortization of debt discount	8,124	-
Changes in operating assets and liabilities:
Receivables	(3,876)	-
Prepaid expenses	(4,955)	-
Deferred costs	(200,000)
Other current assets	(28,857)	-
Accounts payable and accrued expenses	139,252	3,300
Related party payable	2,655	-
NET CASH USED IN OPERATING ACTIVITIES	(454,502)	(430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,939)	-
CASH USED IN INVESTING ACTIVITIES	(7,939)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions to capital	-	1,250
Proceeds from convertible debt	525,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	525,000	1,250

EFFECT OF EXCHANGE RATES ON CASH	6,247	-

NET CHANGE IN CASH	68,806	820

CASH AT BEGINNING OF PERIOD	120	-
CASH AT END OF PERIOD	$68,926	$820

NON CASH FINANCING ACTIVITY
Debt discount due to common stock issued with debt	$47,727	$-

See accompanying notes to the consolidated financial statements.

Table of Content

TURKPOWER CORPORATION
(Formerly Global Ink Supply Co.)
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Global Ink Supply Co. was incorporated on November 4, 2004 in Delaware.  On May 11, 2010, Global Ink Supply Co. changed its name to TurkPower Corporation (“TurkPower” or the “Company”).

The accompanying consolidated financial statements include the accounts of TurkPower Corporation and its wholly owned foreign subsidiary, TurkPower, Enerji San, ve Tic. A.S. All significant intercompany balances and transactions have been eliminated in the consolidation.

On December 7, 2009, Emmanuel Strategic Partners, Inc. sold 64,900,000 common shares of for $6,490 which resulted in a change of control and the appointment of two additional directors.

On December 23, 2009, the Company changed its business plan and entered into the consulting and service operations business, offering domestic and international clients consulting services.  The Company acts as a full-service operator for wind, hydro, solar, and geothermal energy parks in Turkey.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim consolidated financial statements for the nine months ended February 28, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K, which was filed on August 25, 2009.

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

Receivables

The Company extends unsecured credit to its customers in the ordinary course of business.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience. As of February 28, 2010, the Company had no allowance for doubtful accounts.

Table of Content

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

Furniture and fixtures:	3-5 Years

Long-lived assets

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

Deferred costs

The Company entered into an agreement with a third party (the “Partner”) to participate in a consulting arrangement (“Consulting Agreement”).  The Consulting Agreement provides that the Partner will act as the exclusive advisor to a customer (the Customer”) in the event the Customer is acquired in a transaction (as defined in the Consulting Agreement) and will receive 4% of the purchase price (“fees”) upon completion of the transaction.  In connection with the Company’s participation in the Consulting agreement, it was required to pay consulting fees of $200,000 to the Partner and in return will receive 50% of any consulting fees paid by the Customer to the Partner, a 0.5% success fee upon completion of an electricity distribution deal with the Customer and a 2.0% success fee upon completion of an electricity production deal with the Customer.  The consulting fees paid to the Partner were deferred and is reported as a long-term deferred cost in the consolidated balance sheet.

Revenue recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the price has been fixed or is determinable and collectability can be reasonably assured.

Fair value of financial instruments

The carrying value of cash and cash equivalents, receivables, accounts payable and accrued expenses and debt approximate their fair values because of the short-term nature of these instruments.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Foreign currency

The financial statements of the Company’s subsidiary in Turkey, for which the functional currency is the local currency, Turkish Lira (TRY), are translated into the reporting currency, U.S. dollars, using the exchange rate at the balance sheet date for all assets and liabilities.  The capital accounts are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period.  Translation adjustments are included in other comprehensive income (loss) within stockholders’ equity (deficit).

Gain or losses from foreign currency transactions are recognized in income.

Table of Content

Net loss per common share

Basic and diluted net loss per share has been calculated by dividing the net loss for the nine months ended February 28, 2010, by the basic and diluted weighted average number of common shares outstanding.  Common stock equivalents pertaining to the convertible debt were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive due to the net loss for the three and nine months ended February 28, 2010.There were no potentially dilutive shares outstanding as of February 28, 2009.

Recently issued accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements”.  This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows and related disclosures.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which amended ASC 855-10 and states an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and SEC requirements.  ASU 2010-09 becomes effective upon issuance of the final update.  The Company adopted the provisions of ASU 2010-09 for the period ended February 28, 2010.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Table of Content

NOTE 3 - RESTATEMENT

The Company is restating certain assets, liabilities, revenues, and expenses as of and for the three and nine months ended February 18, 2010 in the consolidated financial statements.   The amounts previously reported in the 10-Q filing dated April 19, 2010 were prior to certain post-closing entries needed to be recorded by the Company.  The following table reflects the impact of the restatement to the consolidated balance sheet as of February 28, 2010, the consolidated statement of operations for the three and nine months ended February 28, 2010 and the consolidated statement of cash flows for the nine months ended February 28, 2010:

Consolidated Balance Sheet	As previously reported	Adjustments		As restated
ASSETS

Current assets:
Cash	$284,752	(215,826)	a)	$68,926
Receivables	3,876	-		3,876
Prepaid expenses	4,955	-		4,955
Other current assets	57,784	(28,927)	b)	28,857
Total current assets	351,367	(244,753)		106,614
Property and equipment, net	7,109	245	c)	7,354
Deferred costs	-	200,000	d)	200,000

TOTAL ASSETS	$358,476	(44,508)		$313,968

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$104,106	60,278	e)	$164,384
Advances	30,180	(30,180)	f)	-
Shareholder loans	200,730	(200,730)	g)	-
Related party payable	-	2,655	h)	2,655
Convertible debt, net	242,366	243,031	i)	485,397
Total current liabilities	577,382	75,054		652,436

Stockholders' Deficit:

Preferred stock	-	-		-
Common stock	19,095	(8,052)	j)	11,043
Additional paid-in capital	33,893	40,041	k)	73,934
Accumulated other comprehensive loss	5,491	756	l)	6,247
Accumulated deficit	(277,385)	(152,307)	m)	(429,692)
Total stockholder’s deficit	(218,906)	(119,562)		(338,468)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$358,476	(44,508)		$313,968

Consolidated Statement of Operations

	Three Months Ended February 28, 2010				Nine Months Ended February 28, 2010

	As previously reported	Adjustments		As restated	As previously reported	Adjustments		As restated

Revenues	$3,327	-		$3,327	$3,327	-		$3,327

Professional fees	-	100,000	n)	100,000	1,000	100,000	n)	101,000
Selling, general and administrative expenses	220,153	35,265	n)	255,418	220,286	35,265	n)	255,551
Total operating expenses	220,153	135,265		355,418	221,286	135,265		356,551
Loss from operations	(216,826)	(135,265)		(352,091)	(217,959)	(135,265)		(353,224)

Other income (expense):
Interest expense	-	(25,877)	o)	(25,877)	-	(25,877)	o)	(25,877)
Interest income	3,026	(2,095)	p)	931	3,026	(2,095)	p)	931
Other expense	(2,607)	2,607	q)	-	(2,607)	2,607	q)	-
Foreign currency gain	-	10,740	r)	10,740	-	10,740	r)	10,740
Total other expense	419	(14,625)		(14,206)	419	(14,625)		(14,206)

Net loss	$(216,407)	(149,890)		$(366,297)	$(217,540)	(149,890)		$(367,430)

Net loss per common share - basic and diluted	$(0.00)	(0.00)		$(0.00)	$(0.00)	(0.00)		$(0.00)
Weighted average number of common shares outstanding – basic and diluted	109,900,000	383,989		110,283,989	109,900,000	125,643		110,025,643

Table of Content

Consolidated Statement of Cash Flows	As previously reported	Adjustments	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215,123)	$(152,307)	$(367,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	830	(245)	585
Amortization of debt discount	-	8,124	8,124
Changes in operating assets and liabilities:
Receivables	(3,876)	-	(3,876)
Prepaid expenses	(4,955)	-	(4,955)
Other current assets	(57,784)	28,927	(28,857)
Deferred costs	-	(200,000)	(200,000)
Accounts payable and accrued expenses	78,974	60,278	139,252
Related party payable	30,180	(27,525)	2,655
NET CASH USED IN OPERATING ACTIVITIES	(171,754)	(282,748)	(454,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,939)	-	(7,939)
CASH USED IN INVESTING ACTIVITIES	(7,939)	-	(7,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shareholder loans	200,730	(200,730)	-
Proceeds from convertible debt	242,366	282,634	525,000
Contribution to capital	15,738	(15,738)	-
CASH PROVIDED BY FINANCING ACTIVITIES	458,834	66,166	525,000

EFFECT OF EXCHANGE RATES ON CASH	5,491	756	6,247

NET INCREASE IN CASH	284,632	(215,826)	68,806

CASH AT BEGINNING OF YEAR	120	-	120
CASH AT END OF YEAR	$284,752	$(215,826)	$68,926

NON CASH FINANCING ACTIVITY
Debt discount due to common stock issued with debt	$-	$47,727	$47,727

a)	To reconcile cash balances.
b)	To write-off to expense certain other current assets.

Table of Content

c)	To record a post closing adjustment to property and equipment.
d)	To defer costs that were previously expensed.
e)	To record additional accounts payable and accrued expenses.
f)	To reclassify advances as convertible debt and accounts payable and accrued expenses.
g)	To reclassify shareholder loans as convertible debt.
h)	To reclassify certain accounts payable and accrued expenses as related party payable.
i)
To reclassify shareholder loans and advances as convertible debt and to record as debt discount the relative fair value of common shares issued with the convertible debt net of the related amortization.

j)	To reconcile the common shares outstanding.
k)	To record additional paid-in capital in connection with the debt discount convertible debt.
l)	To correct accumulated other comprehensive loss as a result of the post-closing entries recorded.
m)	To reflect the net impact of the post-closing entries to revenues and expenses.
n)	To record additional expenses previously not recorded.
o)	To record interest expense on convertible debt.
p)	To correct interest income.
q)	To reclassify to selling, general and administrative expenses.
r)	To record foreign currency gain.

NOTE 4 – GOING CONCERN

As shown in the accompanying consolidated financial statements the Company had net losses of $367,430 for the nine months ended February 28, 2010 and a working capital deficit as of February 28, 2010 of $545,822.   These conditions raise substantial doubt about the Company’s ability to continue as a going concern .

The Company intends to raise additional working capital either through debt or equity financing.  If adequate working capital is not available, the Company may cease its operations.  The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 – CONVERTIBLE DEBT

On various dates from December 1, 2009 to February 28, 2010, the Company issued convertible debentures totaling $525,000 to third party investors together with 525,000 common shares.  The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share. The relative fair value of the 525,000 common shares at the time of issuance is $47,727 and was recorded as a debt discount with a corresponding increase in equity.  The discount is amortized to interest expense over the terms of the debentures using effective interest method.  For the nine months ended February 28, 2010, amortization expense recorded to interest amounted to $8,124.

The Company analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

The convertible debentures were analyzed for a beneficial conversion feature at which time it was concluded that the related debentures do not contain any beneficial contingent feature since the commitment-date share prices were lower than the effective conversion price.

NOTE 6 – STOCKHOLDERS’ EQUITY

On June 19, 2009, the Company adopted an Amended and Restated Certificate of Incorporation.  This Amendment (i) increased the number of the authorized shares from 25,000,000 shares to 310,000,000 of which 300,000,000 shares are common stock with par value of $0.0001 per share and 10,000,000 shares are preferred stock with par value of $0.0001 per share; (ii) effectuated a forward stock split of their issued and outstanding Common Stock by changing and reclassifying each 1 share of issued and outstanding common share into fourteen common shares; and (iii) authorized the Board of Directors to provide for the issuance of shares of preferred stock in series and to establish from time to time the number of shares to be included in each such series, and to fix the designation, power, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

Table of Content

The stock split does not affect the number of common stock authorized for issuance.  All share and per share information has been retroactively adjusted to reflect the reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the stock split as if it occurred on the first day of the first period presented.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has a related party payable to an executive of the Company for the reimbursement of expenses.  As of February 28, 2010 and May 31, 2009, the amount owed to this executive was $2,655 and $0, respectively.

The Company also paid legal fees to a shareholder amounting to $100,000 during the nine months ended February 28, 2010.

NOTE 8 – SUBSEQUENT EVENTS

On April 27, 2010, the Company borrowed €450,000 (Euros) ($555,692) from a third party.  The loan is unsecured, bears annual interest at 25.0% and is payable in full on October 27, 2010.

On April 29, 2010, the Company entered into a nonbinding share transfer and shareholders agreement with Endeks Holding and Avrasya Yapi for the purchase of 50% of their ownership in Exxaro Madencilik Sanayi ve Ticaret A.S. company (“Exxaro”) for €6,500,000 ($8,574,800).  Exxaro’s principal asset is an iron ore mine.  In May 2010, the Company made an advance payment to the sellers of €1,000,000 ($1,284,673) with the balance due on June 15, 2010.

On various dates from March 1, 2010 to May 31, 2010, the Company issued convertible debentures totaling $275,000 to third party investors together with 275,000 common shares. The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share.

On May 4, 2010, the Company sold 1,625,000 common shares for cash totaling $406,250, or $0.25/share.

On May 6, 2010, the Company sold 250,000 common shares for cash totaling $250,000, or $1/share.

The Company entered into a line of credit with a financial institution for 1,100,000 TRL ($669,105) on June 16, 2010, of which the Company borrowed 1,000,000 TRL ($635,550).  Amounts borrowed under the line of credit bear interest at 11% annually and are due in full on November 30, 2010.  The proceeds of the line of credit borrowing were used in connection with the proposed acquisition of the Exxaro shares as consideration for extending the June 15, 2010 due date.

On August 30, 2010, the Company also obtained an additional unsecured loan amounting to $50,000 loan , bear annual interest of 30.0% and is due on March 1, 2011.

Table of Content

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

For the three months ended February 29, 2010 and February 28, 2009, we incurred losses of $366,297 and $1,200, respectively.   The increase in losses was largely related to legal expenses and the commencement of our operations in Turkey.

For the nine months ended February 29, 2010 and February 28, 2009, we incurred losses of $367,430 and $3,730, respectively.   The increase in losses was largely related to legal expenses and the commencement of our operations in Turkey.

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

Table of Content

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

Table of Content

Receivables

The Company extends unsecured credit to its customers in the ordinary course of business. An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.  As of February 28, 2010, the Company had no allowance for doubtful accounts.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is provided on a straight-line basis, over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Furniture and fixtures:	3-5 Years

Long-lived assets

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

Deferred costs

The Company entered into an agreement with a third party (the “Partner”) to participate in a consulting arrangement (“Consulting Agreement”).  The Consulting Agreement provides that the Partner will act as the exclusive advisor to a customer (the Customer”) in the event the Customer is acquired in a transaction (as defined in the Consulting Agreement) and will receive 4% of the purchase price (“fees”) upon completion of the transaction.  In connection with the Company’s participation in the Consulting agreement, it was required to pay consulting fees of $200,000 to the Partner and in return will receive 50% of any consulting fees paid by the Customer to the Partner, a 0.5% success fee upon completion of an electricity distribution deal with the Customer and a 2.0% success fee upon completion of an electricity production deal with the Customer.  The consulting fees paid to the Partner were deferred and is reported as a long-term deferred cost in the consolidated balance sheet.

Revenue recognition

The Company recognizes revenue where there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the price has been fixed or is determinable and collectability can be reasonably assured.

 Fair value of financial instruments

The carrying value of cash and cash equivalents, receivables, accounts payable and accrued expenses deferred revenue, and debt approximate their fair values because of the short-term nature of these instruments.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Foreign currency

The financial statements of the Company’s subsidiary in Turkey, for which the functional currency is the local currency, Turkish Lira (TRY or TRL), are translated into the reporting currency, U.S. dollars, using the exchange rate at the balance sheet date for all assets and liabilities.  The capital accounts are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period.  Translation adjustments are included in other comprehensive income (loss) within stockholders’ equity (deficit).

Table of Content

Gain or losses from foreign currency transactions are recognized in income.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements”.  This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows and related disclosures.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which amended ASC 855-10 and states an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and SEC requirements.  ASU 2010-09 becomes effective upon issuance of the final update.  The Company adopted the provisions of ASU 2010-09 for the period ended February 28, 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. These disclosure controls were not effective as of February 28, 2010.

We have determined that we have a material weakness relating to the Company not having personnel with knowledge of generally accepted accounting principles. Our executive management does not possess accounting expertise and our Company does not have an audit committee. This weakness was due to our lack of working capital to hire additional staff during the period covered by this report. We intend to obtain this knowledge of generally accepted accounting principles by hiring a contractor and/or hiring additional accounting personnel.

Table of Content

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting, known to executive management that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For period ended February 28, 2010, the Company offered and sold an aggregate of $525,000 of units comprised of convertible debentures and the Company’s Common Stock for the purchase price of $50,000 per unit.  Each unit was comprised of 50,000 shares of the Company’s Common Stock and a debenture in the principal amount of $50,000, with interest at the rate of 18% and convertible into shares of the Company’s Common Stock at the rate of $0.25 per share.

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

Table of Content

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, TurkPower Corporation (formerly Global Ink Supply Co.) has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated.

October 1, 2010

TURKPOWER CORPORATION (formerly Global Ink Supply Co.)
(Registrant)

By: /s/Aykut Ferah
Name: Aykut Ferah
Title: Chief Executive Officer and Chief Financial Officer