Form 10-K/A
period 2010-05-31
TurkPower Corp
filed 2010-10-04
CIK 1368055

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $0.00

As of October 1, 2010, the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the most recent offering price of such shares) was $23,522,000.

As of October 1, 2010, there were 112,575,000 shares of common stock issued and outstanding.

Explanatory Note: The Registrant is filing this Form 10-K/A since the original Form 10-k filed on September 13, 2010 contained financial statements which were not audited by the Registrant’s independent public accountants and did not contain the report of the Registrant’s independent public accountant or its prior independent public accountant. The financial statements contained within this Form 10-K/A have been audited by the Registrant’s independent public accountants and contains reports of the Registrant’s independent public accountant or its prior independent public accountant. Additionally, the original 10-K was filed with incomplete information and prior to the completion of the Company’s post closing entries.  As a result, substantial changes have been made to the entire document.

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

Overview

References in this Report to "TurkPower ," "we," "our," "us,” "Registrant,”  and the "Company" refer to TurkPower Corporation.

Organizational History.

TurkPower was incorporated in the State of Delaware on November 4, 2004 as Global Ink Supply Company and was organized for the purpose of forming a vehicle to pursue a business combination.  On May 11, 2010, an amendment was filed with the Secretary of State of Delaware to change the name of the Company to TurkPower Corporation.  At this time, the Company is engaged in the business of energy consulting and development, as well as mining exploration and operation in Turkey.

Business of the Company.

TurkPower is a Turkish-American consulting and service operations firm with a strong focus on the booming Turkish energy market.  TurkPower offers its domestic and international clients consulting services and acts as a full service operator for wind, hydro, solar, coal and geothermal energy parks in Turkey. In addition to its energy business, TurkPower aims to increase its involvement in the Turkish mining industry by acquiring and consolidating operational mines with proven reserves of iron ore, utilizing economies of scale to increase returns.

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

TurkPower offers its clients and partners the consulting services in the Turkish energy sector, with a focus on the renewable energies such as wind, hydro, solar and geothermal. Consulting services include all aspects from tendering, planning, design, engineering to management, such as:

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

ITEM 1A - RISK FACTORS

Risks Related to Our Business

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We need to obtain additional financing in order to complete our business plan. We are not currently generating operating cash flows. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

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

BECAUSE WE FACE INTENSE COMPETITION FROM OTHER COMPANIES MANY OF WHICH HAVE GREATER RESOURCES THAN WE DO, WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AND WE MAY LOSE OR BE UNABLE TO GAIN MARKET SHARE.

The markets for our services are intensely competitive. Many of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices, as well as securing supplies at times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

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

TURKPOWER  IS CONTROLLED BY ITS PRINCIPAL STOCKHOLDERS.

Our principal stockholders, Ryan Hart, Aykut Ferah and Icor Resources, Inc. (collectively the “Principal Stockholders”) currently owns in the aggregate 36,000,000 of the 112,575,000 outstanding shares of TurkPower’s common stock, $0.0001 par value. As a result, the Principal Stockholders control our operations and will have the ability to control all of the matters submitted to stockholders for approval, including:

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

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

We have incurred operating losses of $511,149 during the year ended May 31, 2010.  We expect to continue to incur significant operating expenses as we maintain our consulting and services. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

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

THE SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

The Company has approximately a total of 112,575,000 shares of Common Stock issued and outstanding. If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

OUR COMMON STOCK MAY BE DEEMED TO BE A PENNY STOCK AND, AS SUCH, WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH “PENNY STOCKS”. REGULATIONS RELATING TO “PENNY STOCKS” LIMIT THE ABILITY OF OUR SHAREHOLDERS TO SELL THEIR SHARES AND, AS A RESULT, OUR SHAREHOLDERS MAY HAVE TO HOLD THEIR SHARES INDEFINITELY.

We are seeking to restablish the quotation of our common stock on the Over the Counter Bulletin Board quotation service.  The Over the Counter Market is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and may cause difficulty in obtaining future financing. Furthermore, our common stocks may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ -where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

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

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. Our common stock is quoted on the Pink Sheets, and we are currently in the process of seeking to reestablish quotation of our common stock on the Over the Counter Bulletin Board quotation service. In the event we succeed and our quotation is reestablished, the Company will be listed on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol “GBIKD.”

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

(b) Holders. As of October 1, 2010, there were approximately 48 record holders of 112,575,000 shares of our Common Stock.

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

Recent Sales of Unregistered Securities

For year ending May 31, 2010, the Company offered and sold an aggregate of $800,000 of units comprised of convertible debentures and the Company’s Common Stock for the purchase price of $50,000 per unit.  Each unit was comprised of 50,000 shares of the Company’s Common Stock and a debenture in the principal amount of $50,000, with interest at the rate of 18% and convertible into shares of the Company’s Common Stock at the rate of $0.25 per share.

For the year ended May 31, 2010, the Company also sold common stock for cash for $656,250.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations through financing activities consisting primarily of  private placements of debt and equity with outside investors. Our principal use of funds has been for long-term deposits in connection with the potential acquisition of shares of an entity, and for the operating expenses of the Company.

Liquidity and Capital Resources during the year ended May 31, 2010 compared to the year ended May 31, 2009.

During the year ended May 31, 2010, the Company issued $656,250 of equity securities and $800,000 of  convertible debentures to outside investors.  The Company also obtained a short term note from a third party for 450,000 euros ($555,692 as of May 31, 2010).

During the year ended May 31, 2009, the Company received $1,450 of contributions to capital.

Liquidity and Capital Resource Plan for the year ending May 31, 2011

During the year ending May 31, 2011, the Company intends to fund its operations by raising proceeds from its current equity financing which will enable it to expand its services. It is anticipated that this will generate additional working capital for the Company. In addition to its current equity financing, the Company is pursuing working capital debt financing as well as project-specific debt financing to develop its alternative energy projects for sale or lease to customers. However, no assurance can be given that any such financing that the Company is pursuing will be available to us on favorable terms, if at all, and this may severely impact our current operations and delay the development of our alternative energy projects until additional funds are received by the Company.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended May 31, 2010 Compared to the Year Ended May 31, 2009

Revenues for the year ended May 31, 2010 were $215,050 compared to $0 for the year ended May 31, 2009, an increase of $215,050. This increase was due to the Company commencing its business operations in Turkey during the year ended May 31, 2010.

Operating expenses for the year ended May 31, 2010 were $655,654 compared to $12,130 for the year ended May 31, 2009 an increase of approximately $643,524. Approximately $130,000 of this increase was due to the increase in the number of our employees to support our growth, and the related payroll burden costs. The remainder of the increase was largely related to expenses incurred in connection with the commencement of our operations in Turkey.

The Company also incurred interest expense of $82,530 and $0 during the years ended May 31, 2010 and 2009, respectively, related to the convertible debt and short-term debt.

As a result, net loss was ($511,149) for the year ended May 31, 2010, compared with a net loss of ($12,130) for the year ended May 31, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Receivables

The Company extends unsecured credit to its customers in the ordinary course of business. An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.  As of May 31, 2010, the Company had no allowance for doubtful accounts.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is provided on a straight-line basis, over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Furniture and fixtures: 3-5 Years

Long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value.  No impairment of long-lived assets was determined to exist as of May 31, 2010.

Deferred costs

The Company entered into an agreement with a third party (the “Partner”) to participate in a consulting arrangement (“Consulting Agreement”).  The Consulting Agreement provides that the Partner will act as the exclusive advisor to a customer (the Customer”) in the event the Customer is acquired in a transaction (as defined in the Consulting Agreement) and will receive 4% of the purchase price (“fees”) upon completion of the transaction.  In connection with the Company’s participation in the Consulting agreement, it was required to pay consulting fees of $200,000 to the Partner and in return will receive 50% of consulting fees paid by the Customer to the Partner, a 0.5% success fee upon completion of an electricity distribution deal with the Customer and a 2.0% success fee upon completion of an electricity production deal with the Customer.  The consulting fees paid to the Partner were deferred and is reported as a long-term deferred cost in the consolidated balance sheet.

Revenue recognition

The Company recognizes revenue where there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the price has been fixed or is determinable and collectability can be reasonably assured.

In instances where the Company has received cash in advance of meeting the Company’s revenue recognition criteria, the Company records such as deferred revenue.

During the year ended May 31, 2010, the Company’s revenues were principally generated from a contract with a consulting firm, in which the consulting firm will prepare solar license applications on behalf of third party customers.  The Company provided the consulting firm with third party customers and then was compensated by the consulting firm in accordance with the contract terms which provided for revenue sharing between the two entities.

Income Taxes

In accordance with ASC 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of May 31, 2010 and 2009.

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

In February, 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which amended ASC 855-10 and states an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and SEC requirements.  ASU 2010-09 becomes effective upon issuance of the final update.  The Company adopted the provisions of ASU 2010-09 for the year ended May 31, 2010.

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

TURKPOWER  CORPORATION
(Formerly  Global Ink Supply Co.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TurkPower Corporation
(Formerly Global Ink Supply Co.)
New York, New York

We have audited the accompanying consolidated balance sheet of TurkPower Corporation (“the Company”) as of May 31, 2010 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurkPower Corporation as of May 31, 2010 and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses from operations and has a working capital deficit as of May 31, 2010, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Note 11, the Company restated its consolidated financial statements.

/s/MaloneBailey LLP
www.malone-bailey.com
Houston, Texas

October 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Ink Supply Co.
Beverly Hills, California

We have audited the accompanying balance sheet of Global Ink Supply Co. (the “Company”) as of May 31, 2009 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Ink Supply Co., as of May 31, 2009 and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Global Ink Supply Co. will continue as a going concern.  As discussed in Note 3 to the financial statements, Global Ink Supply Co. was inactive, seeking merger opportunities.  Since December 10, 2007 the Company has ceased operations, and all previous business activities had been discontinued.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
August 18, 2009

TurkPower Corporation
(Formerly Global Ink Supply Co.)
Consolidated Balance Sheets

	May 31, 2010	May 31, 2009
	(Restated)
ASSETS

Current assets:
Cash	$289,090	$120
Receivables	50,078	-
Prepaid expenses	5,006	-
Other current assets	6,252	-
Total current assets	350,426	120
Property and equipment, net of accumulated depreciation of $1,421	23,424	-
Deferred costs	200,000	-
Long-term deposit	1,284,673	-

TOTAL ASSETS	$1,858,523	$120

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$149,691	$25,132
Related party payable	21,492	-
Deferred revenue	186,072	-
Short-term debt	555,692	-
Convertible debt, net of unamortized discount of $289,761	510,239	-
Total current liabilities	1,423,186	25,132

Stockholders’ Equity (Deficit):

Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 112,575,000 shares issued and outstanding as of May 31, 2010 and 109,900,000 shares issued and outstanding as of May 31, 2009	11,257	10,990
Additional paid-in capital	1,004,970	26,260
Accumulated other comprehensive loss	(7,479)	-
Accumulated deficit	(573,411)	(62,262)
Total stockholder’s equity (deficit)	435,337	(25,012)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,858,523	$120

See accompanying notes to the consolidated financial statements

TurkPower Corporation
(Formerly Global Ink Supply Co.)
Consolidated Statements of Operations

	For the Years Ended May 31,
	2010	2009
	Restated
Revenues	$215,050	$-

Professional fees	123,622	10,500
Selling, general and administrative expenses	532,032	1,630
Total operating expenses	655,654	12,130
Loss from operations	(440,604)	(12,130)
Other income (expenses):
Interest expense	(82,530)	-
Interest income	1,520	-
Foreign currency gain	10,465	-
Total other expense	(70,545)	-

Net loss	$(511,149)	$(12,130)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	110,279,052	109,900,000

See accompanying notes to the consolidated financial statements.

TurkPower Corporation
(Formerly Global Ink Supply Co.)
Consolidated Statements of Stockholders’ Equity
For the Years Ended May 31, 2010 and 2009

	Number of Shares	Amount	Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated	Total
Balance, May 31, 2008	109,900,000	$10,990	$24,810	$-	$(50,132)	$(14,332)
Contribution to capital	-	-	1,450	-	-	1,450
Net loss for the year ended May 31, 2009	-	-	-	-	(12,130)	(12,130)
Balance, May 31, 2009	109,900,000	10,990	26,260	$-	(62,262)	$(25,012)
Issuance of common stock with convertible debt	800,000	80	130,582	-	-	130,662
Beneficial conversion feature	-	-	192,065	-	-	192,065
Issuance of common stock for cash	1,875,000	187	656,063	-	-	656,250
Translation adjustments	-	-	-	(7,479)	-	(7,479)
Net loss for the year ended May 31, 2010	-	-		-	(511,149)	(511,149)
Balance, May 31 2010 (Restated)	112,575,000	$11,257	$1,004,970	$(7,479)	$(573,411)	$435,337

See accompanying notes to the consolidated financial statements

TurkPower Corporation
(Formerly Global Ink Supply Co)
Consolidated Statements of Cash Flows

	For the Years Ended May 31,
	2010	2009
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(511,149)	$(12,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,421	-
Amortization of debt discount	32,966	-
Changes in operating assets and liabilities:
Receivables	(50,078)	-
Prepaid expenses	(5,006)	-
Other current assets	(6,252)	-
Deferred costs	(200,000)	-
Accounts payable and accrued expenses	124,559	10,800
Related party payable	21,492	-
Deferred revenue	186,072	-
NET CASH USED IN OPERATING ACTIVITIES	(405,975)	(1,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,845)	-
Long-term deposit	(1,284,673)
CASH USED IN INVESTING ACTIVITIES	(1,309,518)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions to capital	-	1.450
Proceeds from issuance of short-term debt	555,692	-
Proceeds from convertible debt	800,000	-
Proceeds from sale of common stock	656,250	-
CASH PROVIDED BY FINANCING ACTIVITIES	2,011,942	1,450

EFFECT OF EXCHANGE RATES ON CASH	(7,479)	-

NET INCREASE IN CASH	288,970	120

CASH AT BEGINNING OF YEAR	120	-
CASH AT END OF YEAR	$289,090	$120

NON CASH FINANCING ACTIVITY
Debt discount due to common stock issued with debt	$322,727	$-

See accompanying notes to consolidated financial statements

TurkPower Corporation
(Formerly   Global Ink Supply Co.)
Notes to Consolidated Financial Statements
May 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND OPERATIONS

Global Ink Supply Co. was incorporated on November 4, 2004 in Delaware.  On May 11, 2010, Global Ink Supply Co. changed its name to TurkPower Corporation (“GISC” or the “Company”).  The accompanying consolidated financial statements include the accounts of its wholly owned US subsidiary, TurkPower USA Corporation and its wholly owned foreign subsidiary, Turkpower Enerji San. Ve Tic. A.S..  All significant intercompany balances and transactions have been eliminated in the consolidation.

On December 7, 2009, Emmanuel Strategic Partners, Inc. sold 64,900,000 common shares for $6,490 which resulted in a change of control and the appointment of two additional directors.

On December 23, 2009, the Company entered into the consulting and service operations business, offering domestic and international clients consulting services.  The Company acts as a full-service operator for wind, hydro, solar, and geothermal energy parks in Turkey.   The Company also generates revenue by entering into agreements with other entities to provide consulting services to clients in the energy market.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Receivables

The Company extends unsecured credit to its customers in the ordinary course of business.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.  As of May 31, 2010, the Company had no allowance for doubtful accounts.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is provided on a straight-line basis, over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Furniture and fixtures: 3-5 Years

Long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value.  No impairment of long-lived assets was determined to exist as of May 31, 2010.

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

In instances where the Company has received cash in advance of meeting the Company’s revenue recognition criteria, the Company records such as deferred revenue.

During the year ended May 31, 2010, the Company’s revenues were principally generated from a contract with a consulting firm, in which the consulting firm will prepare solar license applications on behalf of third party customers.  The Company provided the consulting firm with third party customers and then was compensated by the consulting firm in accordance with the contract terms which provided for revenue sharing between the two entities.

Income Taxes

In accordance with ASC 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of May 31, 2010 and 2009.

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

Concentration of credit risk

Cash is maintained in bank accounts which, at times, may exceed insured limits.  The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

Approximately 92% of the Company’s revenue for the year ended May 31, 2010 was earned from one customer.

Net loss per common share

Basic and diluted net loss per share has been calculated by dividing the net loss for the year ended May 31, 2010, by the basic and diluted weighted average number of common shares outstanding.  Common stock equivalents pertaining to the convertible debt were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive due to the net loss for the year ended May 31, 2010.  There were no potentially dilutive shares outstanding as of May 31, 2009.

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

In February, 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which amended ASC 855-10 and states an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and SEC requirements.  ASU 2010-09 becomes effective upon issuance of the final update.  The Company adopted the provisions of ASU 2010-09 for the year ended May 31, 2010.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had net losses of $511,149 for the year ended May 31, 2010 and had a working capital deficit as of May 31, 2010 of $1,072,760. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional working capital either through debt or equity financing.  The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SHORT-TERM DEBT

On April 27, 2010, the Company borrowed €450,000 (Euros) ($555,692) from a third party.  The loan is unsecured, bears annual interest at 25.0% and is payable in full on October 27, 2010.

NOTE 5 – CONVERTIBLE DEBT

On various dates from December 1, 2009 to May 31, 2010, the Company issued convertible debentures totaling $800,000 to third party investors together with 800,000 common shares. The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, is convertible into common shares at a conversion rate of $0.25 per share. The relative fair value of the 800,000 common shares at the time of issuance was $130,662 and was recorded as a debt discount with a corresponding increase in equity.  The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

The convertible debentures were analyzed for a beneficial conversion feature at which time it was concluded that a beneficial conversion feature existed for convertible debentures totaling $275,000.  The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $192,065.  This amount was recorded as a debt discount and is being amortized to interest expense over the terms of the debentures.

For the year ended May 31, 2010, amortization expense recorded to interest amounted to $32,966.

The Company analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

NOTE 6 – STOCKHOLDERS’ EQUITY

On June 19, 2009, the Company adopted an Amended and Restated Certificate of Incorporation.  This Amendment (i) increased the number of authorized shares from 25,000,000 shares to 310,000,000 of which 300,000,000 shares are common stock with par value of $0.0001 per share and 10,000,000 shares are preferred stock with par value of $0.0001 per share; (ii) effectuated a forward stock split of their issued and outstanding Common Stock by changing and reclassifying each 1 share of issued and outstanding common share into fourteen common shares; and (iii) authorized the Board of Directors to provide for the issuance of shares of preferred stock in series and to establish from time to time the number of shares to be included in each such series, and to fix the designation, power, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

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

NOTE 7 – INCOME TAXES

At May 31, 2010 and 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $573,411 and $62,262, respectively that may be offset against future taxable income through 2030.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets as of May 31, 2010 and 2009 of  $194,960 and $21,169, respectively, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On April 29, 2010, the Company entered into a nonbinding share transfer and shareholders agreement with Endeks Holding and Avrasya Yapi for the purchase of 50% of their ownership in Exxaro Madencilik Sanayi ve Ticaret A.S. company (“Exxaro”) for €6,500,000 ($7,979,400 at May 31, 2010).  Exxaro’s principal asset is an iron ore mine.  In May 2010, the Company made an advance payment to the sellers of €1,000,000 ($1,284,673) and the balance was due June 15, 2010 but then extended for an indefinite period as a result of another payment made to the sellers subsequent to year-end (see also Note 10).  However as the purchase is not binding for the Company, the amount paid to the sellers has been classified as a long-term deposit in the consolidated balance sheet.  The deposit is secured by real property owned by the sellers.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has a related party payable to an executive of the Company for the reimbursement of expenses.  As of May 31, 2010 and May 31, 2009, the amount owed to this executive was $21,492, and $0, respectively.

During the year ended May 31, 2010, the Company also paid legal fees to a shareholder amounting to $100,000.

NOTE 10 - SUBSEQUENT EVENTS

The Company entered into a line of credit with a financial institution for 1,100,000 TRL ($699,105) on June 16, 2010, of which the Company borrowed 1,000,000 TRL ($635,550).  Amounts borrowed under the line of credit bear interest at 11% annually and are due in full on November 30, 2010.  The proceeds of the line of credit borrowing were used in connection with the proposed acquisition of the Exxaro shares  as consideration for extending the due date for the nonbinding share transfer and shareholders agreement for an indefinite period (see also Note 8).

On August 30, 2010, the Company also obtained an additional unsecured loan amounting to $50,000 loan, bear annual interest of 30.0% and is due on March 1, 2011.

NOTE 11 – RESTATEMENT

The Company is restating certain assets, liabilities, revenues, and expenses as of and for the year ended May 31, 2010 in the consolidated financial statements.   Also, the consolidated financial statements previously filed did not include the notes to consolidated financial statements.  The amounts previously reported in the 10-K filing dated September 13, 2010 were prior to certain post-closing entries that were not recorded by the Company.  The following table reflects the impact of the post-closing entries to the consolidated balance sheet as of May 31, 2010 and the consolidated statements of operations and cash flows for the year ended May 31, 2010:

Consolidated Balance Sheet	As previously reported	Adjustments		As restated

ASSETS

Current assets:
Cash	$275,564	13,526	a)	$289,090
Receivables	53,390	(3,312)	b)	50,078
Refundable deposits	1,281,362	(1,281,362)	c)	-
Prepaid expenses	4,816	190	d)	5,006
Other current assets	51,016	(44,764)	e)	6,252
Total current assets	1,666,148	(1,315,722)		350,426
Property and equipment, net	23,424	-		23,424
Deferred costs	-	200,000	f)	200,000
Long-term deposit	-	1,284,673	g)	1,284,673

TOTAL ASSETS	$1,689,572	168,951		$1,858,523

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$484,523	(334,832)	h)	$149,691
Related party payable	-	21,492	i)	21,492
Deferred revenue	-	186,072	j)	186,072
Short-term debt	567,699	(12,007)	k)	555,692
Convertible debt	300,000	210,239	l)	510,239
Total current liabilities	1,352,222	70,964		1,423,186

Stockholders’ Equity (Deficit):

Preferred stock	-	-		-
Common stock	11,113	144	m)	11,257
Additional paid-in capital	989,611	15,359	n)	1,004,970
Accumulated other comprehensive loss	(17,171)	9,692	o)	(7,479)
Accumulated deficit	(646,203)	72,792	p)	(573,411)
Total stockholder’s equity (deficit)	337,350	97,987		435,337

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,689,572	168,951		$1,858,523

Consolidated Statements of Operations	As previously reported	Adjustments		As restated

Revenues	$210,833	4,217	q)	$215,050
Operations expenses	(420,511)	420,511	r)	-
Gross profit	(209,678)	424,728		215,050
Professional fees	113,917	9,705	s)	123,622
Selling, general and administrative expenses	254,438	277,594	t)	532,032
Total operating expenses	368,355	287,299		655,654

Loss from operations	(578,033)	137,429		(440,604)
Other income (expenses):
Other expense	(5,908)	5,908	u)	-
Interest expense	-	(82,530)	v)	(82,530)
Interest income	-	1,520	w)	1,520
Foreign currency gain	-	10,465	w)	10,465
Total other expense	(5,908)	(64,637)		(70,545)

Net loss	$(583,941)	72,792		$(511,149)

Net loss per common share – basic and diluted	$(0.01)	0.01		$(0.00)
Weighted average number of common shares outstanding – basic and diluted	110,160,148	118,904		110,279,052

Consolidated Statements of Cash Flows	As previously reported	Adjustments	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(583,941)	$72,792	$(511,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,469	(48)	1,421
Amortization of debt discount	-	32,966	32,966
Changes in operating assets and liabilities:
Receivables	(53,390)	3,312	(50,078)
Refundable deposits	(1,281,362)	1,281,362	-
Prepaid expenses	(4,816)	(190)	(5,006)
Other current assets	(51,016)	44,764	(6,252)
Deferred costs	-	(200,000)	(200,000)
Accounts payable and accrued expenses	459,391	(334,832)	124,559
Related party payable	-	21,492	21,492
Deferred revenue	-	186,072	186,072
NET CASH USED IN OPERATING ACTIVITIES	(1,513,665)	1,107,690	(405,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,893)	48	(24,845)
Long-term deposit	-	(1,284,673)	(1,284,673)
CASH USED IN INVESTING ACTIVITIES	(24,893)	(1,284,625)	(1,309,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt	567,699	(12,007)	555,692
Proceeds from convertible debt	300,000	500,000	800,000
Common stock issued for financing costs	30,000	(30,000)	-
Contribution to capital	933,474	(933,474)	-
Proceeds from sale of common stock	-	656,250	656,250
CASH PROVIDED BY FINANCING ACTIVITIES	1,831,173	180,769	2,011,942

EFFECT OF EXCHANGE RATES ON CASH	(17,171)	9,692	(7,479)

NET INCREASE IN CASH	275,444	13,526	288,970

CASH AT BEGINNING OF YEAR	120	-	120
CASH AT END OF YEAR	$275,564	$13,526	$289,090

NON CASH FINANCING ACTIVITY
Debt discount due to common stock issued with debt	$-	$322,727	$322,727

a)	To reconcile cash balances.
b)	To record a post-closing adjustment to receivables.
c)	To reclassify the refundable deposits as long-term deposit.
d)	To record a post-closing adjustment to prepaid expenses.
e)	To write-off to expense certain other current assets.
f)	To defer costs that were previously expensed.
g)	To reclassify refundable deposits as long-term deposit and record a post-closing adjustment to the account.
h)
To record accrued interest on the convertible debt and short-term debt and to record additional accruals. These entries were offset by reclassification entries from accounts payable and accrued expenses to related party payable, deferred revenue convertible debt.

i)	To reclassify related party payable from accounts payable and accrued expenses.
j)	To reclassify deferred revenue from accounts payable and accrued expenses.
k)	To record a post closing entry to short-term debt.
l)
To reclassify certain accounts payable and accrued expenses to convertible debt and to record as debt discount the relative fair value of common shares issued with the convertible debentures and the beneficial conversion feature net of the related amortization.

m)	To reconcile the common shares outstanding.
n)	To record post-closing entries to additional paid-in capital.
o)	To correct accumulated other comprehensive loss as a result of the post-closing entries recorded.
p)	To reflect the net impact of post closing entries to revenues and expenses.
q)	To record post-closing adjustment to revenues.
r)	To reclassify to selling, general and administrative expenses.
s)	To record additional professional fees.
t)	To record post-closing adjustments to selling, general and administrative expenses.
u)	To reclassify to selling, general and administrative expenses.
v)	To record interest expense on the short-term and convertible debt and to record amortization of debt discount.
w)	To record interest income and foreign currency gain.

ITEM 9- CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 25, 2010, the Company dismissed its independent registered public accounting firm, Li & Company, PC (“Li & Company”).

The report of Li & Company for the year ended May 31, 2009 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

 The Company approved the engagement of MaloneBailey, LLP (“MaloneBailey”) as its new independent registered public accountants on April 25, 2010. The Company did not consult MaloneBailey regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event in connection with its report on the Company’s financial statements.

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

ITEM 9A. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our executive management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our executive management have concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal controls were not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria as required by Section 404 of the Sarbanes-Oxley Act, management, including testing using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the Company not having personnel with knowledge of generally accepted accounting principles. Our executive management does not possess accounting expertise and our Company does not have an audit committee. This weakness was due to our lack of working capital to hire additional staff during the period covered by this report. We intend to obtain this knowledge of generally accepted accounting principles by hiring a contractor and/or hiring additional accounting personnel.

The Company's management based its evaluation on criteria set forth in the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of May 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended May 31, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of May 31, 2009.

ITEM 9B- OTHER INFORMATION

None.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers.

The following table sets forth information regarding our current directors and executive officers and their respective positions:

Name	Age	Position
Ryan E. Hart	34	Executive Chairman, Director

Aykut Ferah	35	Chief Executive Officer and Chief Financial Officer

Ismet Turan	41	Chief Technology Officer

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

The following table sets forth, as of October 1, 2010, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding shares of our common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Ryan E. Hart, Director, Executive Chairman	18,000,000	16%

Aykut Farah, Director, Chief Executive Officer	18,000,000	16%
Icor Resources LLC	18,000,000	16%
All Directors and Executive Officers as a Group (2 persons)	36,000,000	33%

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

(2)
For each shareholder, the calculation of percentage of beneficial ownership is based upon 110,425,000 shares of Common Stock outstanding as of September 13, 2010, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(b) Changes in Control.

There are no present arrangements or pledges of our securities which may result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise disclosed herein, there have been no related party transactions, or any other transactions or relationships, including matters related to director independence, required to be disclosed pursuant to Items 404 or 407(a) of Regulation S-B.

ITEM 14- PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended May 31, 2010 and 2009 by MaloneBailey, LLP and Li & Company, the Company’s independent registered public accounting firms for these two years:

	2010	2009
Audit Fees (1)	$28,500	$5,000
Audit Related Fees (2)	0	0
Tax Fees (3)	0	0

Total Fees paid to auditor	$28,000	$5,000

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by MaloneBailey, LLP and Li & Company in connection with statutory and regulatory filings or engagements.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, TurkPower Corporation has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on October 1, 2010.

TurkPower Corporation

By:	/s/ Aykut Ferah
Name: Aykut Ferah
Title: Chief Executive Officer and Chief Financial Officer
(principal executive and accounting officer)