Form 10-Q
period 2010-08-31
TurkPower Corp
filed 2010-10-15
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 112,575,000 shares of Common Stock, as of October 15, 2010.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

TurkPower Corporation (formerly Global Ink Supply Co.)

TurkPower Corporation
Consolidated Balance Sheets
Unaudited

	August 31, 2010	May 31, 2010

ASSETS

Current assets:
Cash	$90,255	$289,090
Receivables	84,770	50,078
Prepaid expenses	3,554	5,006
Deferred costs	200,000	200,000
Other current assets	15,699	6,252
Total current assets	394,278	550,426

Property and equipment, net of accumulated depreciation $3,573 and $1,421 as of August 31, 2010 and May 31, 2010, respectively	24,113	23,424
Long-term deposit	1,961,652	1,284,673
TOTAL ASSETS	$2,380,043	$1,858,523

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$324,607	$149,691
Related party payable	23,784	21,492
Deferred revenue	148,583	186,072
Short-term debt	621,613	555,692
Convertible debt, net of unamortized discount of $208,895 and $289,761 as of August 31, 2010 and May 31, 2010, respectively	591,105	510,239
Line of credit	657,280	-
Total current liabilities	2,366,972	1,423,186

Stockholders' Equity:

Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 112,575,000 shares issued and outstanding	11,257	11,257
Additional paid-in capital	1,004,970	1,004,970
Accumulated other comprehensive loss	(433)	(7,479)
Accumulated deficit	(1,002,723)	(573,411)
Total stockholder’s equity	13,071	435,337

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,380,043	$1,858,523

See accompanying notes to the consolidated financial statements.

TurkPower Corporation
Consolidated Statements of Operations
Unaudited

	Three Months Ended August 31,
	2010	2009

Revenues	$25,922	$-

Professional fees	34,209	500
Selling, general and administrative expenses	246,985	-
Total operating expenses	281,194	500

Loss from operations	(255,272)	(500)

Other income (expense):
Interest income	18
Interest expense	(183,152)	-
Foreign currency gain	9,094	-
Total other expense	(174,040)	-

Net loss	$(429,312)	$(500)

Net loss per common share - basic and diluted	(0.00)	(0.00)
Weighted average number of common shares outstanding – basic and diluted	112,575,000	109,900,000

See accompanying notes to the consolidated financial statements.

TurkPower Corporation
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended August 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(429,312)	$(500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,152	-
Amortization of debt discount	80,866	-
Changes in operating assets and liabilities:
Receivables	(32,857)	-
Prepaid expenses	1,570	-
Other current assets	(9,153)	-
Accounts payable and accrued expenses	172,305	500
Related party payable	1,667	-
Deferred revenue	(42,178)	-
CASH USED FOR OPERATING ACTIVITIES	(254,940)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,124)	-
Long-term deposit	(619,661)
CASH USED FOR INVESTING ACTIVITIES	(621,785)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	635,550	-
Proceeds from issuance of debt	50,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	685,550	-

EFFECT OF EXCHANGE RATES ON CASH	(7,660)	-

NET DECREASE IN CASH	(198,835)	-
CASH AT BEGINNING OF PERIOD	289,090	120
CASH AT END OF PERIOD	$90,255	$120

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$22,868	$-
Income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

TurkPower Corporation
Notes to Consolidated Financial Statements
August 31, 2010 and 2009
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim consolidated financial statements for the three months ended August 31, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K/A, which was filed on October 4, 2010.

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

Approximately 88% of the Company’s revenue for the three months ended August 31, 2010 was earned from one customer.

Reclassification

Certain accounts  in the prior period were reclassified to conform with the current period financial statements presentation.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had net losses of $429,312 for the three months ended August 31, 2010 and had a working capital deficit as of August 31, 2010 of $1,972,694. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On August 31, 2010, the Company borrowed $50,000 from a third party.  The loan is unsecured, bears interest at 30.0% and is payable in full on March 1, 2011.

NOTE 5 – CONVERTIBLE DEBT

On various dates from December 1, 2009 to May 14, 2010, the Company issued convertible debentures totaling $800,000 to third party investors together with 800,000 common shares. The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, is convertible into common shares at a conversion rate of $0.25 per share. The relative fair value of the 800,000 common shares at the time of issuance was $130,662 and was recorded as a debt discount with a corresponding increase in equity.  The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

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

For the three months ended August 31, 2010, amortization expense recorded to interest amounted to $80,866.

The Company analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

NOTE 6 – LINE OF CREDIT

The Company entered into a line of credit with a financial institution for 1,100,000 TRL ($699,105) on June 16, 2010, of which the Company borrowed 1,000,000 TRL ($635,550).  Amounts borrowed under the line of credit bear interest at 11% annually and are due in full on November 30, 2010.  The amount outstanding on the line of credit as of August 31, 2010 is $657,280.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On April 29, 2010, the Company entered into a nonbinding share transfer and shareholders agreement with Endeks Holding and Avrasya Yapi for the purchase of 50% of their ownership in Exxaro Madencilik Sanayi ve Ticaret A.S. company (“Exxaro”) for €6,500,000 ($8,255,000 at August 31, 2010).  Exxaro’s principal asset is an iron ore mine.  In May 2010, the Company made an advance payment to the sellers of €1,000,000 ($1,284,673) and the balance was due June 15, 2010 but then extended for an indefinite period as a result of a 975,000 TRL ($619,661) payment made to the sellers on June 16, 2010.  However as the purchase is not binding for the Company, the amount paid to the sellers has been classified as a long-term deposit in the consolidated balance sheet.  The deposit is secured by real property owned by the sellers.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has a related party payable to an executive of the Company for the reimbursement of expenses.  As of August 31, 2010 and May 31, 2010, the amount owed to this executive was $23,784, and $21,492 respectively.

.ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

(b) Going Concern

As shown in the accompanying consolidated financial statements, the Company had net losses of $429,312 for the three months ended August 31, 2010 and had a working capital deficit as of August 31, 2010 of $1,972,694. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional working capital either through debt or equity financing.  The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(c) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

For the three months ended August 31, 2010 and 2009, our revenues were $25,922 and $0, respectively.  The increase in revenues was due to the commencement of our operations in Turkey.

For the three months ended August 31, 2010 and 2009, our professional fees were $34,209 and $500, respectively.  The increase in professional fees was due to legal and accounting expenses incurred as a result of the commencement of our operations in Turkey.

For the three months ended August 31, 2010 and 2009, our selling, general and administrative expenses were $246,985 and $0, respectively.  The increase in selling, general and administrative expenses was largely due to payroll related expenses, travel, vehicle expenses and consulting expenses incurred in connection with the commencement of our operations in Turkey.

For the three months ended August 31, 2010 and 2009, we recorded other expense of $174,040 and $0, respectively.  The increase in other expense was largely due to interest expense incurred in connection with our short-term debt, convertible debt and line of credit.

(d) Liquidity and Capital  Resources

At August 31, 2010, we had cash of $90,255, as compared to $289,090 at May 31, 2010. This decrease was a result of cash used in operating activities of $254,940 and cash used in financing activities of $621,785 partially offset by cash provided by financing activities of $685,550.

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

Our officer/director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. These disclosure controls were not effective as of August 31, 2010.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the best knowledge of our officers and director, the Company is not a party to any legal proceeding or litigation.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None

EXHIBITS

(a) Exhibit index

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

(b)           Reports on Form 8-K.  During the fiscal quarter ended August 31, 2010, the Company filed the following Current Reports on Form 8-K:

On July 13, 2010, the Company filed an amended Current Report on Form 8-K disclosing that the Company had dismissed its registered public accounting firm Li & Company, PC and that the Company had approved the engagement of MaloneBailey, LLP as its new independent registered accounting firm.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, TurkPower Corporation (formerly Global Ink Supply Co.) has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated.

October 15, 2010

TURKPOWER CORPORATION
(Registrant)

By: /s/Aykut Ferah
Name: Aykut Ferah
Title: Chief Executive Officer and Chief Financial Officer