Form 10-Q
period 2010-11-30
TurkPower Corp
filed 2011-01-19
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 112,575,000 shares of Common Stock, as of January 15, 2011.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

TurkPower Corporation (formerly Global Ink Supply Co.)

TurkPower Corporation
Consolidated Balance Sheets
Unaudited

	November 30, 2010	May 31, 2010

ASSETS

Current assets:
Cash	$11,043	$289,090
Receivables	53,618	50,078
Prepaid expenses	1,974	5,006
Deferred costs	200,000	200,000
Other current assets	29,531	6,252
Total current assets	296,166	550,426

Property and equipment, net of accumulated depreciation $4,372 and $1,421 as of November 30, 2010 and May 31, 2010, respectively	27,963	23,424
Long-term deposit	1,993,348	1,284,673
TOTAL ASSETS	$2,317,477	$1,858,523

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$523,732	$149,691
Related parties payables	102,638	21,492
Deferred revenue	150,983	186,072
Short-term debt	643,631	555,692
Convertible debt, net of unamortized discount of $127,149 and $289,761 as of November 30, 2010 and May 31, 2010, respectively	672,851	510,239
Line of credit	667,900	-
Total current liabilities	2,761,735	1,423,186

Stockholders' Equity (Deficit):

Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 112,575,000 shares issued and outstanding	11,257	11,257
Additional paid-in capital	1,004,970	1,004,970
Accumulated other comprehensive income (loss)	10,825	(7,479)
Accumulated deficit	(1,471,310)	(573,411)
Total stockholder’s equity (deficit)	(444,258)	435,337

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,317,477	$1,858,523

See accompanying notes to the consolidated financial statements.

TurkPower Corporation
Consolidated Statements of Operations
Unaudited

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009

Revenues	$8,016	$-	$33,938	$-

Professional fees	63,343	500	97,552	1,000
Selling, general and administrative expenses	206,373	133	453,358	133
Total operating expenses	269,716	633	550,910	1,133

Loss from operations	(261,700)	(633)	(516,972)	(1,133)

Other income (expense):
Interest income	1		19	-
Interest expense	(199,545)	-	(382,697)	-
Foreign currency gain (loss)	(7,343)	-	1,751	-
Total other expense	(206,887)	-	(380,927)	-

Net loss	$(468,587)	$(633)	$(897,899)	$(1,133)

Net loss per common share - basic and diluted	(0.00)	(0.00)	(0.01)	(0.00)
Weighted average number of common shares outstanding – basic and diluted	112,575,000	109,900,000	112,575,000	109,900,000

See accompanying notes to the consolidated financial statements.

TurkPower Corporation
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended November 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(897,899)	$(1,133)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Bad debt expense	33,386
Depreciation	2,951	-
Amortization of debt discount	162,612	-
Changes in operating assets and liabilities:
Receivables	(34,686)	-
Prepaid expenses	3,261	-
Other current assets	(23,031)	-
Accounts payable and accrued expenses	372,621	1,750
Related parties payables	16,847	-
Deferred revenue	(43,474)	-
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(407,412)	617

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,913)	-
Long-term deposit	(619,661)
CASH USED FOR INVESTING ACTIVITIES	(625,574)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	635,550	-
Proceeds from issuance of debt	50,000	-
Advances from shareholder	63,450	-
CASH PROVIDED BY FINANCING ACTIVITIES	749,000	-

EFFECT OF EXCHANGE RATES ON CASH	5,939	-

NET CHANGE IN CASH	(278,047)	617
CASH AT BEGINNING OF PERIOD	289,090	120
CASH AT END OF PERIOD	$11,043	$737

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$38,348	$-
Income taxes	-	-

 See accompanying notes to the consolidated financial statements.

TurkPower Corporation
Notes to Consolidated Financial Statements
November 30, 2010
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim consolidated financial statements for the three and six months ended November 30, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K/A, which was filed on October 4, 2010.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had net losses of $897,899 for the six months ended November 30, 2010 and had a working capital deficit as of November 30, 2010 of $2,465,569. Also, as of November 30, 2010, the Company was in default on certain loan obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional working capital either through debt or equity financing.  The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SHORT-TERM DEBT

On April 27, 2010, the Company borrowed €450,000 (Euros) ($555,692) from a third party.  The loan is unsecured, bears annual interest at 25.0% and was payable in full on October 27, 2010.  The Company is currently in default on this note and has accrued for the related default interest of 5% per month.

On August 31, 2010, the Company borrowed $50,000 from a third party.  The loan is unsecured, bears annual interest at 30.0% and is payable in full on March 1, 2011.

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

For the six months ended November 30, 2010, amortization expense recorded to interest amounted to $162,612.

The Company analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

NOTE 6 – LINE OF CREDIT

The Company entered into a line of credit with a financial institution for 1,100,000 TRL ($699,105) on June 16, 2010, of which the Company borrowed 1,000,000 TRL ($635,550).  Amounts borrowed under the line of credit bear interest at 11% annually.  The amount outstanding on the line of credit as of November 30, 2010 is $667,900. This loan was due in full on November 30, 2010 but was not paid and is in default. The Company is currently in discussions with the lender to remediate this default.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On April 29, 2010, the Company entered into a nonbinding share transfer and shareholders agreement with Endeks Holding and Avrasya Yapi for the purchase of 50% of their ownership in Exxaro Madencilik Sanayi ve Ticaret A.S. company (“Exxaro”) for €6,500,000 ($8,574,000 at November 30, 2010).  Exxaro’s principal asset is an iron ore mine.  In May 2010, the Company made an advance payment to the sellers of €1,000,000 ($1,284,673) and the balance was due June 15, 2010 but then extended for an indefinite period as a result of a 975,000 TRL ($619,661) payment made to the sellers on June 16, 2010.  However as the purchase is not binding for the Company, the amount paid to the sellers has been classified as a long-term deposit in the consolidated balance sheet.  The deposit is secured by real property owned by the sellers.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has a related party payable to an executive of the Company for the reimbursement of expenses.  As of November 30, 2010 and May 31, 2010, the amount owed to this executive was $39,188, and $21,492 respectively.

The Company has a non-interest bearing advance of  95,000 TRL ($63,450 as of November 30, 2010) due to a shareholder.

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

(b) Going Concern

As shown in the accompanying consolidated financial statements, the Company had net losses of $897,899 for the six months ended November 30, 2010 and had a working capital deficit as of November 30, 2010 of $2,465,569. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

For the Six Months Ended November 30, 2010

For the six months ended November 30, 2010 and 2009, our revenues were $33,938 and $0, respectively.  The increase in revenues was due to the commencement of our operations in Turkey.

For the six months ended November 30, 2010 and 2009, our professional fees were $97,552 and $1,000, respectively.  The increase in professional fees was due to legal and accounting expenses incurred as a result of the commencement of our operations in Turkey.

For the six months ended November 30, 2010 and 2009, our selling, general and administrative expenses were $453,358 and $133, respectively.  The increase in selling, general and administrative expenses was largely due to payroll related expenses, travel, vehicle expenses and consulting expenses incurred in connection with the commencement of our operations in Turkey.

For the six months ended November 30, 2010 and 2009, we recorded other expense of $380,927 and $0, respectively.  The increase in other expense was largely due to interest expense incurred in connection with our short-term debt, convertible debt and line of credit

For the Three Months Ended November 30, 2010

For the three months ended November 30, 2010 and 2009, our revenues were $8,016 and $0, respectively.  The increase in revenues was due to the commencement of our operations in Turkey.

For the three months ended November 30, 2010 and 2009, our professional fees were $63,343 and $500, respectively.  The increase in professional fees was due to legal and accounting expenses incurred as a result of the commencement of our operations in Turkey.

For the three months ended November 30, 2010 and 2009, our selling, general and administrative expenses were $206,373 and $133, respectively.  The increase in selling, general and administrative expenses was largely due to payroll related expenses, travel, vehicle expenses, consulting expenses and bad debt expense incurred in connection with the commencement of our operations in Turkey.

For the six months ended November 30, 2010 and 2009, we recorded other expense of $199,545 and $0, respectively.  The increase in other expense was largely due to interest expense incurred in connection with our short-term debt, convertible debt and line of credit.

(d) Liquidity and Capital  Resources

At November 30, 2010, we had cash of $11,043, as compared to $289,090 at May 31, 2010. This decrease was a result of cash used in operating activities of $407,412 and cash used in financing activities of $625,574 partially offset by cash provided by financing activities of $749,000.

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

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. These disclosure controls were not effective as of November 30, 2010.

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

(b)           Reports on Form 8-K.  During the fiscal quarter ended November 301, 2010, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, TurkPower Corporation (formerly Global Ink Supply Co.) has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated.

January 19, 2011

TURKPOWER CORPORATION
(Registrant)

By:	/s/Aykut Ferah
Name:	Aykut Ferah
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer]

By:	/s/ RYAN E. HART

Ryan E, Hart, Director