Form 10-Q
period 2011-02-28
TurkPower Corp
filed 2011-04-18
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

(212) 984-0628
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted  pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer     ☐ Accelerated Filer     ☐ Non-Accelerated Filer     ☐ Smaller Reporting Company     ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes     ☒     No     ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 112,575,000 shares of Common Stock, as of April 15, 2011.

Transitional Small Business Disclosure Format (check one): Yes     ☐    No     ☒

TurkPower Corporation (formerly Global Ink Supply Co.)

TurkPower Corporation
Consolidated Balance Sheets
Unaudited

	February 28, 2011	May 31, 2010

ASSETS

Current assets:
Cash	$3,621	$289,090
Receivables	40,847	50,078
Prepaid expenses	815	5,006
Deferred costs	200,000	200,000
Other current assets	36,524	6,252
Total current assets	281,807	550,426

Property and equipment, net of accumulated depreciation $5,842 and $1,421 as of February 28, 2011and May 31, 2010, respectively	23,150	23,424
Long-term deposit	1,865,909	1,284,673
TOTAL ASSETS	$2,170,866	$1,858,523

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$656,894	$149,691
Related parties payables	294,080	21,492
Deferred revenue	141,331	186,072
Related party debt	37,500	-
Short-term debt	619,152	555,692
Convertible debt, net of unamortized discount of $55,209 and $289,761 as of February 28, 2010 and May 31, 2010, respectively	744,791	510,239
Line of credit	625,200	-
Total current liabilities	3,118,948	1,423,186

Stockholders' Equity (Deficit):

Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 112,575,000 shares issued and outstanding	11,257	11,257
Additional paid-in capital	1,033,504	1,004,970
Accumulated other comprehensive income (loss)	24,440	(7,479)
Accumulated deficit	(2,017,283)	(573,411)
Total stockholder’s equity (deficit)	(948,082)	435,337

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,170,866	$1,858,523

See accompanying notes to the consolidated financial statements.

TurkPower Corporation
Consolidated Statements of Operations
Unaudited

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010

Revenues	$13,754	$3,327	$47,692	$3,327

Professional fees	46,092	100,000	143,644	101,000
Selling, general and administrative expenses	194,873	255,418	648,231	255,551
Total operating expenses	240,965	355,418	791,875	356,551

Loss from operations	(227,211)	(352,091)	(744,183)	(353,224)

Other income (expense):
Interest income	-	931	19	931
Interest expense	(221,467)	(25,877)	(604,164)	(25,877)
Foreign currency gain (loss)	(97,295)	10,740	(95,544)	10,740
Total other expense	(318,762)	(14,206)	(699,689)	(14,206)

Net loss	$(545,973)	$(366,297)	$(1,443,872)	$(367,430)

Net loss per common share - basic and diluted	(0.00)	(0.00)	(0.01)	(0.00)
Weighted average number of common shares outstanding – basic and diluted	112,575,000	110,283,989	112,575,000	110,025,643

See accompanying notes to the consolidated financial statements.

TurkPower Corporation
Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended February 28,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,443,872)	$(367,430)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Stock compensation	28,534	-
Bad debt expense	56,133	-
Depreciation	4,421	585
Amortization of debt discount	234,552	8,124
Changes in operating assets and liabilities:
Receivables	(47,566)	(3,876)
Prepaid expenses	4,302	(4,955)
Deferred costs	-	(200,000)
Other current assets	(32,059)	(28,857)
Accounts payable and accrued expenses	526,737	139,252
Related parties payables	43,994	2,655
Deferred revenue	(42,841)	-
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(667,665)	(454,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,913)	(7,939)
Long-term deposit	(619,661)	-
CASH USED FOR INVESTING ACTIVITIES	(625,574)	(7,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	635,550	-
Proceeds from convertible debt	-	525,000
Proceeds from issuance of related party debt	50,000	-
Payments on related party debt	(12,500)	-
Advances from shareholders	237,134	-
CASH PROVIDED BY FINANCING ACTIVITIES	910,184	525,000

EFFECT OF EXCHANGE RATES ON CASH	97,586	6,247

NET CHANGE IN CASH	(285,469)	68,806
CASH AT BEGINNING OF PERIOD	289,090	120
CASH AT END OF PERIOD	$3,621	$68,926

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$78,755	$-
Income taxes	-	-
NON CASH FINANCING ACTIVITY
Debt discount due to common stock issued with debt	$-	$47,727

See accompanying notes to the consolidated financial statements.

TurkPower Corporation
Notes to Consolidated Financial Statements
February 28, 2011
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim consolidated financial statements for the three and nine months ended February 28, 2011 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K/A, which was filed on October 4, 2010.

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

Receivables

The Company extends unsecured credit to its customers in the ordinary course of business.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.  During the nine months ended February 28, 2011 and 2010, the Company recorded bad debt expense of $56,133 and $0, respectively.

Reclassification

Certain accounts  in the prior period were reclassified to conform with the current period financial statements presentation.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had net losses of $1,443,872 for the nine months ended February 28, 2011 and had a working capital deficit as of February 28, 2011 of $2,837,141. Also, as of February 28, 2011, the Company was in default on certain loan obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional working capital either through debt or equity financing.  The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SHORT-TERM DEBT

On April 27, 2010, the Company borrowed €450,000 (Euros) ($555,692) from a third party.  The loan is unsecured, bears annual interest at 25.0% and was payable in full on October 27, 2010.  The Company is currently in default on this note and has accrued for the related default interest of 5% per month.  At February 28, 2011, the principal owed on this short-term debt is $619,152.

NOTE 5 – CONVERTIBLE DEBT

On various dates from December 1, 2009 to May 14, 2010, the Company issued convertible debentures totaling $800,000 to third party investors together with 800,000 common shares. The convertible debentures bear annual interest at 18%, for the first year and 20% thereafter.  Following the first year, the convertible debentures, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share. The relative fair value of the 800,000 common shares at the time of issuance was $130,662 and was recorded as a debt discount with a corresponding increase in equity.  The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

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

For the nine months ended February 28, 2011, amortization expense recorded to interest amounted to $234,552.

The Company analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

At February 28, 2011, $525,000 of the convertible debentures are considered in default because the principal and interest are unpaid and therefore bear interest at 20%.

NOTE 6 – LINE OF CREDIT

The Company entered into a line of credit with a financial institution for 1,100,000 TRL ($699,105) on June 16, 2010, of which the Company borrowed 1,000,000 TRL ($635,550).  Amounts borrowed under the line of credit bear interest at 11% annually.  The amount outstanding on the line of credit as of February 28, 2011 is $625,200. This loan was due in full on November 30, 2010 but was not paid and is in default. The Company is currently in discussions with the lender to remediate this default.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On April 29, 2010, the Company entered into a nonbinding share transfer and shareholders agreement with Endeks Holding and Avrasya Yapi for the purchase of 50% of their ownership in Exxaro Madencilik Sanayi ve Ticaret A.S. company (“Exxaro”) for €6,500,000 ($8,943,000 at February 28, 2011).  Exxaro’s principal asset is an iron ore mine.  In May 2010, the Company made an advance payment to the sellers of €1,000,000 ($1,284,673) and the balance was due June 15, 2010 but then extended for an indefinite period as a result of a 975,000 TRL ($619,661) payment made to the sellers on June 16, 2010.  However as the purchase is not binding for the Company, the amount paid to the sellers has been classified as a long-term deposit in the consolidated balance sheet.  The deposit is secured by real property owned by the sellers.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has related party payables to various employees for the of the Company for the reimbursement of expenses.  As of February 28, 2011 and May 31, 2010, the amount owed these employees was $52,542, and $21,492 respectively.

The Company has non-interest bearing advances from a shareholder of 187,500 TRL ($117,225 as of February 28, 2011) due to a shareholder.

The Company has non-interest bearing advances of $124,313 due to a shareholder.

On August 31, 2010, the Company borrowed $50,000 from an entity owned by the Director of the Company.  The loan is unsecured, bears annual interest at 30.0% and was payable in full on March 1, 2011.  The Company repaid $12,500 of this related party loan during the three months ended February 28, 2011 as well as $7,500 of interest.  The remainder of the related party loan was repaid in full during March 2011.

NOTE 9 – STOCK OPTIONS

On January 3, 2011 the Company granted 500,000 options to purchase shares of its common stock to a newly appointed director.  These options were granted with an exercise price of $0.35 per share.  The intrinsic value and fair value for these options on the grant date was $22,500 and $171,666, respectively. 100,000 of the stock options vested immediately and are exercisable for 3 years from the vesting date of January 3, 2011.  The director’s remaining 400,000 stock options will cliff vest 100,000 per year over the next four years provided that the director serves as a director for each 12 month period.  Each 100,000 stock option tranche shall be exercisable for three years from the date each tranche vests.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2010	-	-	-	-
Granted	500,000	0.35	4.85	$-
Exercised	-	-	-	-
Expired / Forfeited	-	-	-	-
Outstanding at February 28, 2011	500,000	$0.35	4.85	$-
Exercisable at February 28, 2011	100,000	$0.35	2.85	$-

During the nine months ended February 28, 2011, the 500,000 options that were granted had a weighted average grant-date fair value of $0.35 per share.  During the nine months ended February 28, 2011, the Company recognized stock-based compensation expense of $28,534 related to stock options.  As of February 28, 2011, there was approximately $143,132 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 2.35 years.

The fair value of the options granted during the nine months ended February 28, 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date	$0.395
Risk-free interest rate (1)	1.03%
Dividend yield	0.00%
Volatility factor	170%
Weighted average expected life (2)	3.5 years (2)
Expected forfeiture rate	0%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

NOTE 10 – SUBSEQUENT EVENTS

On March 22, 2011 the Company issued convertible debentures totaling $100,000 to third party investors together with 100,000 common shares. The convertible debentures bear annual interest at 18%, for the first year and 20% thereafter.  Following the first year, the convertible debentures, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share. The relative fair value of the 100,000 common shares at the time of issuance is $19,355 and will be recorded as a debt discount with a corresponding increase in equity.  The discount will be amortized to interest expense over the terms of the debentures using the effective interest method.

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

(b) Going Concern

As shown in the accompanying consolidated financial statements, the Company had net losses of $1,443,872 for the nine months ended February 28, 2011 and had a working capital deficit as of February 28, 2010 of $2,837,141. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

For the Nine Months Ended February 28, 2011

For the nine months ended February 28, 2011 and 2010, our revenues were $47,692 and $3,327 respectively.  We began operations in Turkey in early 2010 and therefore have generated more sales activity during the nine months ended February 28, 2011 as our presence has improved.

For the nine months ended February 28, 2011 and 2010, our professional fees were $143,644 and $101,000, respectively.  The professional fees incurred during the nine months ended February 28, 2011 were higher as the Company incurred additional expenses as a result of a full nine months of operations.

For the nine months ended February 28, 2011 and 2010, our selling, general and administrative expenses were $648,231 and $255,551, respectively.  The increase in selling, general and administrative expenses was largely due to payroll related expenses, travel, vehicle expenses and consulting expenses incurred in connection with our operations in Turkey.

For the nine months ended February 28, 2011 and 2010, we recorded other expense of $699,689 and $14,206, respectively.  The increase in other expense was largely due to interest expense incurred in connection with our short-term debt, convertible debt and line of credit.  In addition, during the nine months ended February 28, 2011, we incurred foreign currency losses principally on our debt denominated in Euros as a result of the strengthening of the euro.

For the Three Months Ended February 28, 2011

For the three months ended February 28, 2011 and 2010, our revenues were $13,754 and $3,327, respectively.  We began operations in Turkey in early 2010 and have generated more sales activity during the three months ended February 28, 2011 as our presence has improved.

For the three months ended February 28, 2011 and 2010, our professional fees were $46,092 and $100,000, respectively.  The professional fees incurred during the three months ended February 28, 2010 were higher as the Company incurred start-up expenses.

For the three months ended February 28, 2011 and 2010, our selling, general and administrative expenses were $194,873 and $255,418, respectively.  The decrease in selling, general and administrative expenses was largely due to lower consulting and travel expenses incurred during the three months ended February 28, 2011.

For the three months ended February 28, 2011 and 2010, we recorded other expense of $318,762 and $14,206, respectively.  The increase in other expense was largely due to interest expense incurred in connection with our short-term debt, convertible debt and line of credit.  In addition, during the three months ended February 28, 2011, we incurred foreign currency losses principally on our debt denominated in Euros as a result of the strengthening of the euro.

(d) Liquidity and Capital  Resources

At February 28, 2011, we had cash of $3,621, as compared to $289,090 at May 31, 2010. This decrease was a result of cash used in operating activities of $667,665 and cash used in financing activities of $625,574 partially offset by cash provided by financing activities of $910,184.

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

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. These disclosure controls were not effective as of February 28, 2011.

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

The Company entered into a line of credit with a financial institution for 1,100,000 TRL ($699,105) on June 16, 2010, of which the Company borrowed 1,000,000 TRL ($635,550).  Amounts borrowed under the line of credit bear interest at 11% annually.  The amount outstanding on the line of credit as of February 28, 2011 is $625,200. This loan was due in full on November 30, 2010 but was not paid and is in default. The Company is currently in discussions with the lender to remediate this default.

At February 28, 2011, $525,000 of the convertible debentures are considered in default because the principal and interest are unpaid and therefore bear interest at 20%.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None

EXHIBITS

(a) Exhibit index

Exhibit
Number	Description
31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

(b)  Reports on Form 8-K.  During the fiscal quarter ended February 28, 2011, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, TurkPower Corporation (formerly Global Ink Supply Co.) has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated.

April 15, 2011

TURKPOWER CORPORATION
(Registrant)

By:	/s/ Aykut Ferah
Name: Aykut Ferah
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

By:	/s/ Ryan E. Hart
Name: Ryan E, Hart
Title: Director