Form 10-K
period 2011-05-31
TurkPower Corp
filed 2011-08-29
CIK 1368055

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE FISCAL YEAR ENDED MAY 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________ through _______________

Commission File No. 000-52630

TURKPOWER CORPORATION
(Exact name of registrant in its charter)

Delaware	26-2524571
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

100 Park Avenue Suite 1600
New York, New York 10017
 (212) 984-0628
 (Address and Telephone Number including area code
of registrant’s principal executive offices)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $64,308

As of November 30, 2010, the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the most recent offering price of such shares) was $23,522,000.

As of August 19, 2011, there were 125,303,158 shares of common stock issued and outstanding.

PART I

ITEM 1. BUSINESS

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

Overview

References in this Report to "TurkPower," "we," "our," "us,” "Registrant,” and the "Company" refer to TurkPower Corporation.

Organizational History

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

Business of the Company

TurkPower is a Turkish-American consulting and service operations firm and junior mining company with a strong focus on the booming Turkish energy market.  TurkPower offers its domestic and international clients consulting services and acts as a full service operator for wind, hydro, solar, coal and geothermal energy parks in Turkey. In addition to its energy business, TurkPower aims to increase its involvement in the Turkish mining industry by acquiring and consolidating operational mines with proven reserves of iron ore, utilizing economies of scale to increase returns.

TurkPower has substantial industry alliances and contacts in the Turkish energy and infrastructure sectors and offers those comprehensive resources in tailor-made solutions to its clients and partners. The Company also provides due diligence and consulting services to financial institutions, government and non-governmental agencies, as well as energy and infrastructure firms who seek energy market analysis and reports, and independent project feasibility studies.

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

Mining

TurkPower operates in one operating segment consisting of exploration and development of mineral properties in Turkey. Substantially all of TurkPower's assets, including its interest in exploration licences, are located in Turkey. TurkPower explores for minerals such as iron ore, lead and zinc. TurkPower's strategy is to identify and evaluate properties with promising mineral potential, add further value through exploration, and then develop such properties either on its own or through collaborative agreements with industry partners having substantial experience and financial strength.

In general, few of the mineralized areas of Turkey’s rich mining districts have been adequately explored. The Turkish government historically controlled all mining, and foreign ownership was restricted until 1985. As a result, there has been limited exploration and private sector processing of ore in Turkey; rather, there has been mostly the mining and shipping of raw materials. However, Turkey is becoming more widely accepted as a pro-mining country that encourages and promotes foreign investment in the mining sector. The government offers significant incentives for both mining and manufacturing ventures and 100% foreign ownership is permitted. Current mining laws are well established and have been designed to stimulate exploration, development and mine productions.

Turkey is working to stabilize its economy. The government has recently reduced its maximum corporate tax rate from 25% to 20%. New mining legislation streamlined and improved uniformity for exploration and joint ventures with outsiders. There are no limits on repatriation of profits in hard currency. Moreover, there is no import duty for new mining and processing equipment, including spare parts, nor any limits nor tax on exported mineral products. With two subduction zones and three crunching tectonic plates, Turkey is geologically complex and mineral-rich. As noted, Turkey is taking concrete steps to actively encourage foreign investment in mining. Accordingly, the Company believes that the metals mining industry in Turkey is poised for tremendous growth and that TurkPower, with its significant knowledge of Turkey, is in a strong position to capitalize on this opportunity.

TurkPower is in the production stage with its Kuluncak iron ore mine, and in exploration stage at all of its other properties. There is no assurance that commercially viable mineralization exists in any of such projects until successful exploration work is concluded and a feasibility study is prepared.

Employees

TurkPower has 6 full-time employees.

ITEM 1A. RISK FACTORS

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

THE SUCCESS OF OUR BUSINESSES WILL DEPEND ON OUR ABILITY TO EFFECTIVELY DEVELOP AND IMPLEMENT STRATEGIC BUSINESS INITIATIVES.

We are currently developing various strategic business initiatives and we will incur additional expenses and capital expenditures to implement the initiatives. The development and implementation of these initiatives also requires management to divert a portion of its time from day-to-day operations. These expenses and diversions could have a significant impact on our operations and profitability, particularly if the initiatives included in any new initiative proves to be unsuccessful. Moreover, if we are unable to implement an initiative in a timely manner, or if those initiatives turn out to be ineffective or are executed improperly, our business and operating results would be adversely affected.

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

OUR DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS AND THEIR RESPECTIVE AFFILIATES HAVE SIGNIFICANT CONTROL OVER US.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate over 70% of our outstanding common stock. As a result, these stockholders, acting together, may be able to exercise significant influence over the management of our company; impede a merger, consolidation, takeover or other business consolidation, or discourage a potential acquirer from making a tender offer for our common stock; and control matters submitted to stockholders for approval, including:

•	amendment of our certificate of incorporation and by-laws;
•	election of our board of directors;
•	removal of any directors; and
•	adoption of measures that could delay or prevent a change of control or impede a merger, business combination or similar transaction.

TURKPOWER MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT ITS OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended ( the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the U.S. Securities and Exchange Commission ("SEC") as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences. In addition, we currently produce no products or services, therefore, we are not presently subject to any governmental regulation in this regard. However, in the event that we engage in a merger or acquisition transaction with an entity that engages in such activities, we will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

We have incurred operating losses of $5,867,046 during the year ended May 31, 2011.  We expect to continue to incur significant operating expenses as we maintain our consulting and services. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

WE HAVE A LIMITED OPERATING HISTORY. THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN GROWING OUR MINERAL EXPLORATION ACTIVITIES.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE OR PROFITABLY OPERATE THE MINING COMPANY

On June 30, 2011, we entered into an agreement to purchase 50% of the shares in Maksor Madencilik Sanayi Ve Ticaret Anonim Sirketi, a mining company operating in the Republic of Turkey (the “Mining Company”), Our acquisition of the shares is contingent upon our payment of the purchase price by certain specified dates. If, for some reason, we are unable to raise the funds to pay the purchase price, we will not be able to acquire the shares.  We have expended significant resources and management effort in the negotiation and entry into the purchase agreement and our inability to consummate the acquisition may have a material adverse effect on our business. In addition, even if we successfully acquire the shares, there is no guarantee that the Mining Company will produce positive results or that we will be able to successfully integrate the Mining Company, which could result in substantial costs and delays or other operational, technical or financial problems. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

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

Risks related to Our Common Stock

THE SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As of August 19, 2011 the Company had a total of 125,303,158 shares of Common Stock issued and outstanding. If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares provided we have satisfied the conditions in Rule 144 relating to ceasing to be a shell company, are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, have timely filed all Exchange Act reports required to be filed during the preceding 12 months, and at least one year has elapsed from the time that we filed current Form 10 information reflecting our status as an entity that is not a shell company.

OUR COMMON STOCK MAY BE DEEMED TO BE A PENNY STOCK AND, AS SUCH, WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH “PENNY STOCKS”. REGULATIONS RELATING TO “PENNY STOCKS” LIMIT THE ABILITY OF OUR SHAREHOLDERS TO SELL THEIR SHARES AND, AS A RESULT, OUR SHAREHOLDERS MAY HAVE TO HOLD THEIR SHARES INDEFINITELY.

Our Common Stock is currently subject to the "penny stock" rules adopted under section 15(h) of the Securities Exchange Act of 1934. The penny stock rules apply, for the purposes relevant to us, to companies whose Common Stock is not listed on the a national securities exchange and trades at less than $4.00 per share. These rules generally require, among other things, that brokers who trade penny stock to potential investors complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

From time to time, certain of our stockholders may be eligible, if at all, to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) that was our affiliate who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any volume limitations, by a non-affiliate of our company that has satisfied a six-month holding period. Rule 144 is not available for the resale of securities initially issued by shell companies (other than business combination related shell companies) or issuers that have been at any time previously a shell company unless we meet certain conditions. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK AND WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR STOCK.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any properties.

ITEM 3. LEGAL PROCEEDINGS

Presently, there are not any material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock had been listed for quotation on the Over-the-Counter Bulletin Board  (“OTCBB”), originally under the symbol “GBIK.”  Our symbol changed to “TRKP” in October 2010 in connection with our name change to TurkPower Corporation.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  Our Common Stock is thinly traded and, thus, pricing of our common stock on the OTCBB does not necessarily represent its fair market value.

	High	Low

Fiscal Year 2011 (June 1, 2010 – May 31, 2011)
First quarter (June 1, 2010 – August 31, 2010)	$0.69	$0.18
Second quarter (September 1, 2010 – November 30, 2010)	$0.57	$0.30
Third quarter (December 1, 2010 – February 28, 2011)	$0.52	$0.15
Fourth quarter (March 1, 2011 – May 31, 2011)	$0.43	$0.20

Fiscal Year 2010 (June 1, 2009 – May 31, 2010)
First quarter (June 1, 2009 – August 31, 2009)	$0	$0
Second quarter (September 1, 2009 – November 30, 2009)	$0	$0
Third quarter (December 1, 2009 – February 28, 2010)	$0	$0
Fourth quarter (March 1, 2010 – May 31, 2010)	$0.44	$0.18

(a)  Holders.

As of August 19, 2011, there were approximately 47 record holders of 125,303,158 shares of our Common Stock.

(b)  Dividends.

We have not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Recent Sales of Unregistered Securities

On various dates from March 1, 2011 to May 31, 2011, the Company offered and sold an aggregate of $1,018,159 of units comprised of convertible debentures and the Company’s Common Stock for the purchase price of $50,000 per unit.  Each unit was comprised of 50,000 shares of the Company’s Common Stock and a debenture in the principal amount of $50,000, with interest at the rate of 18% and convertible into shares of the Company’s Common Stock at the rate of $0.25 per share.

On various dates from April 1, 2011 to May 31, 2011, the Company sold common stock for cash for $170,500, of which $70,000 was reflected as a subscription receivable at May 31, 2011 and received in June 2011.

On various dates from April 1, 2011 to May 31, 2011, the Company issued 6,666,667 options to purchase shares of its common stock to investors for services rendered.  These options were granted with an exercise price of $0.35 per share, are fully vested at issuance, and are exercisable for 3 years from their respective vesting dates.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D and Regulation S promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Company’s  reasonable belief that the Investor had access to information concerning the Company’s  operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the Investor; the Company obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Company in order to make an informed investment decision. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

See Item 11 for a description of recent grants of stock and stock options to directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our years ended May 31, 2011 and 2010, respectively.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein Readers should carefully review the risk factors disclosed in this Annual Report on Form 10-K and other documents filed by the Company with the SEC.

Overview

TurkPower Corporation is a Turkish-American junior mining company aiming to buy controlling ownership in an operational iron ore mine and several mining projects under development. TurkPower’s sole focus is on the booming Turkish mining industry, where it aims at becoming a leader in developing, operating and owning base metal mines.

The Company aims at becoming a substantial player in the Turkish mining industry by acquiring and consolidating operational mines with proven reserves, utilizing economies of scale to increase returns as well as developing new mining assets.

FORWARD LOOKING STATEMENTS

The following discussion and plan of operations should read in conjunction with the financial statements and the notes to those statements included in this Annual Report on Form 10-K.  The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and under the headings “Risk Factors” and “Forward-Looking Statements.”

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations through financing activities consisting primarily of private placements of debt and equity with outside investors. Our principal use of funds has been for long-term deposits in connection with the potential acquisition of shares of an entity, and for the operating expenses of the Company.

Liquidity and Capital Resources during the year ended May 31, 2011 compared to the year ended May 31, 2010.

During the year ended May 31, 2011, the Company issued $170,500 of equity securities (of which $70,000 was reflected as subscription receivable at May 31, 2011 and collected in June 2011) and $1,018,159 of convertible debentures to investors.  The Company also made $20,000 of payments to investors on convertible debentures.  The Company also withdrew $635,550 from a line of credit from a financial institution for purposes of acquiring an ownership percentage in a mine in Turkey, of which the entire amount was repaid to the financial institution during the year ended May 31, 2011. In addition a related party loaned the Company $50,000 during the year ended May 31, 2011, of which the entire amount was paid during the same year.  The Company also received non-interest bearing advances of $198,463 and $21,492 from shareholders during the years ended May 31, 2011 and 2010, respectively.

Liquidity and Capital Resources during the year ended May 31, 2010 compared to the year ended May 31, 2009.

During the year ended May 31, 2010, the Company issued $656,250 of equity securities and $800,000 of convertible debentures to outside investors.  The Company also obtained a short term note from a third party for 450,000 euros ($555,692 as of May 31, 2010).

Liquidity and Capital Resource Plan for the year ending May 31, 2012

During the year ending May 31, 2012, the Company intends to fund its operations by raising proceeds from its current equity financing which will enable it to expand its services and acquire an interest in an iron ore mine in Turkey. It is anticipated that this will generate additional working capital for the Company. In addition to its current equity financing, the Company is pursuing working capital debt financing as well as project-specific debt financing to develop its alternative energy projects for sale or lease to customers. However, no assurance can be given that any such financing that the Company is pursuing will be available to us on favorable terms, if at all, and this may severely impact our current operations and delay the development of our alternative energy projects until additional funds are received by the Company.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended May 31, 2011 Compared to the Year Ended May 31, 2010

Revenues for the year ended May 31, 2011 were $64,308 compared to $215,050 for the year ended May 31, 2010, a decrease of $150,742. This decrease was due to the Company focusing its efforts on the acquisition of the iron ore mine in Turkey.

Operating expenses for the year ended May 31, 2011 were $4,867,397 compared to $655,654 for the year ended May 31, 2010 an increase of approximately $4,211,743.  Approximately $3,420,954 of the increase was due to stock compensation issued for services during the year ended May 31, 2011.  In addition, the Company, incurred $261,475 in payroll related costs compared to approximately $130,000 during the year ended May 31, 2010 as a result of a full year of operations during the year ended May 31, 2011.  Also, professional fees increased from $123,622 to $249,487 during the year ended May 31, 2011, principally due to the Company operating for a full year during the year ended May 31, 2011.

The Company also incurred net interest expense of $923,213 and $81,010 during the years ended May 31, 2011 and 2010, respectively.  During the year ended May 31, 2011, the Company incurred interest expense of approximately $519,000 on the convertible debt (of which approximately $350,000 was non-cash amortization), $300,000 on the short-term debt, $90,000 on the line of credit and $8,000 of interest on related party debt.  During the year ended May 31, 2010, the Company incurred $81,010 of interest expense of which approximately $76,000 related to the convertible debt (of which approximately $33,000 was non-cash amortization) and $5,000 related to short-term debt.

In addition, during year ended May 31, 2011, the Company incurred foreign currency losses of $140,744 (compared to a gain of $10,465 during the year ended May 31, 2010) principally on our debt denominated in Euros as a result of the strengthening of the euro.

As a result, net loss was $5,867,046 for the year ended May 31, 2011, compared with a net loss of $511,149 for the year ended May 31, 2010.

Results of Operations for the Year Ended May 31, 2010 Compared to the Year Ended May 31, 2009

Revenues for the year ended May 31, 2010 were $215,050 compared to $0 for the year ended May 31, 2009, an increase of $215,050. This increase was due to the Company commencing its business operations in Turkey in November 2009.

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

As a result, net loss was $511,149 for the year ended May 31, 2010, compared with a net loss of $12,130 for the year ended May 31, 2009.

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

Receivables

The Company extends unsecured credit to its customers in the ordinary course of business. An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.  As of May 31, 2011 and 2010, the Company had no allowance for doubtful accounts.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is provided on a straight-line basis, over the assets’ estimated useful lives.  The estimated useful lives of furniture and equipment are 3-5 years.

Long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value.  No impairment of long-lived assets was determined to exist for the years ended May 31, 2011 and 2010.

Deferred costs

During 2010, the Company entered into an agreement with a third party to participate in a consulting agreement. The Company was required to pay consulting fees of $200,000 to the third party and in return would receive a portion of any fees collected. The consulting fees paid to the third party were deferred in 2010. The Company subsequently determined that the asset was not realizable and expensed the amount during the year ended May 31, 2011.

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

During the year ended May 31, 2011, the Company’s revenues were principally derived from energy consulting services provided to several customers in Turkey.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of May 31, 2011 and 2010.

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

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our executive management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our executive management have concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

The Company's management based its evaluation on criteria set forth in the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of May 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended May 31, 2011. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K for the year ended May 31, 2010.

ITEM 9B. OTHER INFORMATION

See Note 5 to the consolidated financial statements for a description of the issuance of convertible debentures on various dates from June 1, 2010 to May 31, 2011 and Note 7 to the consolidated financial statements for a description of the issuance of common stock on various dates in April and May 2011.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors and Executive Officers.

The following table sets forth information regarding our current directors and executive officers and their respective positions:

Name	Age	Officer or Director Since	Position
Ryan E. Hart	35	2009	Executive Chairman, Director
Aykut Ferah	36	2009	Chief Executive Officer and Chief Financial Officer
Ismet Turan	42	2009	Chief Technology Officer
Richard Schaeffer	64	2011	Director
James Davidson	64	2011	Director
Kaveh Meghdadpour	37	2011	Director

Aykut Ferah, Chief Executive Officer and Chief Financial Officer – Mr. Ferah is a dual citizen of Austria and Turkey and fluent in Turkish, German and English.  Mr. Ferah moved from Vienna to Istanbul after graduating with a business degree in 1997. From 1997 to present, Mr. Ferah built Red Bull Turkey from scratch to a profitable energy drink market leader with 150 employees.  Ferah is an active member of the Austrian – Turkish Chamber of Commerce, the Chamber of Foreign Investors in Turkey and a board member of Rizespor, a professional club of the Turkish Football League. Due to the large success with Red Bull, Mr. Ferah decrees over vast contacts to Turkish government officials and ministries, as well as experience and contacts from private ventures in the Turkish wind energy sector.

Ryan E. Hart, Executive Chairman – Mr. Hart is a Swiss-American financial investor based in Istanbul and New York. After working several years at Credit Suisse and UBS in the fields of Equity Trading and Portfolio Management, Mr. Hart founded Mirus Investments AG in 2004 as an alternative investment advisor (with a strong focus on hedge funds and venture capital) to independent asset managers and high net-worth individuals.  Since the inception of Mirus Investments, Mr. Hart and his clients have been early investors in numerous public and private businesses, offering start-up and small companies the financial resources and network to execute their business plans and create sustainable share holder value.

Ismet Turan, Chief Technology Officer – Mr. Turan holds a Bachelor degree in Electrical Engineering from the Gazi University in Ankara, Turkey and a Master in Business Administration degree from the Atilim University of Ankara.  Mr. Turan has an 18-year career in the Turkish energy industry and is fluent in Turkish and English. He has served as Engineer for the Turkish Electricity Agency (TEK), as well as Chief Technician at the Turkish Electricity and Transmission Agency (TEAS) where he supervised various thermal power plant projects – from planning to building - for a total of nearly 2000MW power output.  At the Electricity Generation Company of Ankara (EÜAS) Mr. Turan was the responsible principal of a 1440MW thermal power plant, before taking the position of an energy expert and consultant at the Energy Market Regulatory Authority of Turkey in Ankara, where he was responsible for the entire licensing process of all applications in the renewable energy sector, from wind to geothermal, to solar and biogas.  During his tenure with the Energy Market Regulatory of Turkey, Mr. Turan worked and assisted in several parliamentary committees in the liberalization of the Turkish energy market.  Passed bills involving Mr. Turan include: “Energy Efficiency Law”, “Renewable Energy Law” as well “Regulation on Principles and Procedures for Granting Guarantee of Origin”.

Richard Schaeffer, Director – Mr. Schaeffer has served as a director on the board of directors of the leading Norwegian financial derivatives exchange IMAREX as well as on the board of the Montreal Stock Exchange, and held a seat on the board of directors of the University of Maryland’s Robert H. Smith School of Business. Presently Mr. Schaeffer serves as a special advisor to General Atlantic and as a director to two public companies. Mr. Schaeffer graduated from the Robert H. Smith School of Business at the University of Maryland in 1974, where he delivered the school’s commencement address in 2006. Richard was also the Chairman of the NYMEX charitable Foundation’s Board and is currently a board member of the Museum of American Finance and the Tribeca Film Festival.

James Davidson, Director –A veteran of two decades in the mining business, Mr. Davidson was a founding director of Anatolia Minerals Development, whose ascent to success started with a single mine in Turkey. He helped steward Anatolia's growth from a penny stock to its recent transformation into Alacer Gold Corporation, (TSX:ASR - News) an intermediate gold producer with 400,000 ounces of gold output annually, and a market cap approaching $3-billion.  Aside from building Anatolia, Mr. Davidson helped found and developed other successful companies. Two of these reached a market capitalization of $1-billion, two others reached market valuations of +$500-million, and approximately a dozen that achieved market values of $100-million or more. This includes Uranium Energy Corporation; Hana Mining Ltd., which subsequently spun off New Hana Copper Mining Ltd.; Agora Publishing and NewsMax Media. Davidson was also a founder of New Oroperu Resources and Ouro do Brasil Holdings, of which he is chairman. He is also a Director of California Gold Corp. and the non-executive chairman of Passport Potash Inc.

Kaveh Meghdadpour, Director – Mr. Meghdadpour graduated St. John’s University, Queens, NY with a B.S. in Finance from the Tobin School of Business in 1996.  He spent 12 years in the automotive industry, serving as a Director of Finance and General Sales Manager at several large Toyota and Lexus dealerships in Dallas and Ft. Worth, Texas.  Mr. Meghdadpour also worked with the South West Toyota distributorship (Gulf States Toyota Finance Group) as a District and Senior Regional Manager.  Currently a multi franchise U.S. lawns Commercial Landscaping Firm Owner.  As a new start up franchise owner he has grown to annual sales of over $1 million in 3 years.

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

AUDIT COMMITTEE

Although our bylaws provide for the appointment of one, we are not yet required to have an Audit Committee as a result of the fact that our common stock is not considered a “listed security” as defined in Rule 10A-3 of the Exchange Act. There are currently no audit committee members that meet the criteria of “Financial Expert,” however we are actively working to appoint a “Financial Expert” in the current year.

CODE OF ETHICS

As of May 31, 2011, we have not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

EMPLOYMENT ARRANGEMENTS

None of the Company's officers, directors, advisors or key employees are currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the Company.

TurkPower Corporation 2011 Omnibus Equity Incentive Plan

On August 29, 2011, the Board adopted the TurkPower Corporation 2011 Omnibus Equity Incentive Plan, or the 2011 Plan, to provide a means through which the Company and its affiliates may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company and its affiliates can acquire and maintain an equity interest in the Company, or be paid incentive compensation, which may (but need not) be measured by reference to the value of the Company’s common stock, thereby strengthening their commitment to the welfare of the Company and its affiliates and aligning their interests with those of the Company’s stockholders. The 2011 Plan shall terminate on the tenth anniversary of the date it was adopted unless sooner termination by the Board in accordance with its terms; provided, however, that such expiration shall not affect awards then outstanding, and the terms and conditions of the 2011 Plan shall continue to apply to such awards.

This description of the 2011 Plan is qualified in its entirety by reference to the 2011 Plan, which is filed herewith as Exhibit 10.1.

1	Administration.

The Board or the Compensation Committee of the Board (the “Committee”) shall administer the 2011 Plan.  Subject to the provisions of the 2011 Plan and applicable law, the Committee shall have the sole and plenary authority, in addition to other express powers and authorizations conferred on the Committee by the 2011 Plan, to:  (i) designate participants; (ii) determine the type or types of awards to be granted to a participant; (iii) determine the number of Common Shares to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with, awards; (iv) determine the terms and conditions of any award; (v) determine whether, to what extent, and under what circumstances Awards may be settled or exercised in cash, shares of common stock, other securities, other awards or other property, or canceled, forfeited, or suspended and the method or methods by which Awards may be settled, exercised, canceled, forfeited, or suspended; (vi) determine whether, to what extent, and under what circumstances the delivery of cash, shares of common stock, other securities, other awards or other property and other amounts payable with respect to an award shall be deferred either automatically or at the election of the participant or of the Committee; (vii) interpret, administer, reconcile any inconsistency in, correct any defect in and/or supply any omission in the 2011 Plan and any instrument or agreement relating to, or award granted under, the 2011 Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the Committee shall deem appropriate for the proper administration of the 2011 Plan; (ix) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards; and (x) make any other determination and take any other action that the Committee deems necessary or desirable for the administration of the 2011 Plan.

2	Shares Subject to the Plan; Grant of Awards; Limitations.

In general, the Committee is authorized to deliver under the 2011 Plan 20,000,000 shares of common stock subject to awards.

Under the 2011 Plan, the Committee may, from time to time, grant stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards and/or performance compensation awards to one or more eligible persons selected in its sole discretion.

Use of shares of common stock to pay the required exercise price or tax obligations, or shares not issued in connection with settlement of an option or stock appreciation right or that are used or withheld to satisfy tax obligations of the participant shall not be available again for other awards under the 2011 Plan.  Shares underlying awards under the 2011 Plan that are forfeited, cancelled, expire unexercised, or are settled in cash are available again for awards under the plan.

Shares delivered by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the open market or by private purchase, or a combination of the foregoing.

3	Stock Options.

Generally.  Each stock option granted under the 2011 Plan shall be evidenced by an award agreement (whether in paper or electronic medium (including email or the posting on a web site maintained by the Company or a third party under contract with the Company)).  All stock options granted under the 2011 Plan shall be nonqualified stock options unless the applicable award agreement expressly states that the stock option is intended to be an incentive stock option.

Exercise Price.  In general, the exercise price per share of common stock covered by a stock option shall not be less than 100% of the fair market value of such share determined as of the date of grant.

Vesting and Expiration.  In general, stock options shall (i) vest and become exercisable in such manner and on such date or dates, and (ii) expire after such period, not to exceed ten years, in each case as may be determined by the Committee and as set forth in an award agreement.  Unless otherwise provided by the Committee in an award agreement:  (i)  the unvested portion of a stock option shall expire upon termination of employment or service of the participant granted the stock option, and the vested portion of such stock option shall remain exercisable for (A) one year following termination of employment or service by reason of such participant’s death or disability, but not later than the expiration of the option period or (B) 90 days following termination of employment or service for any reason other than such participant’s death or disability, and other than such participant’s termination of employment or service for cause, but not later than the expiration of the option period and (ii) both the unvested and the vested portion of a stock option shall expire upon the termination of the Participant’s employment or service by the Company for cause.

Method of Exercise and Form of Payment.  No shares of common stock shall be delivered pursuant to any exercise of a stock option until payment in full of the exercise price therefor is received by the Company and the participant has paid to the Company an amount equal to any federal, state, local and non-U.S. income and employment taxes required to be withheld.  Stock options that have become exercisable may be exercised by delivery of written notice of exercise or, if provided for, electronic notice of exercise, to the Company in accordance with the terms of the stock option accompanied by payment of the exercise price.  The exercise price shall be payable (i) in cash, check, cash equivalent and/or shares of common stock having a fair market value on the date of exercise equal to the exercise price, and (ii) by such other method as the Committee may permit in accordance with applicable law, in its sole discretion, including without limitation:  (A) in other property having a fair market value on the date of exercise equal to the exercise price or (B) if there is a public market for the common stock at such time, by means of a broker-assisted “cashless exercise” pursuant to which the Company is delivered a copy of irrevocable instructions to a stockbroker to sell the shares of common stock otherwise deliverable upon the exercise of the stock option and to deliver promptly to the Company an amount equal to the exercise price or (C) by a “net exercise” method whereby the Company withholds from the delivery of the shares of common stock for which the stock option was exercised that number of shares of common stock having a fair market value equal to the aggregate exercise price for the shares of common stock for which the stock option was exercised.

4	Stock Appreciation Rights.

Generally.  Each stock appreciation right, or SAR ,granted under the 2011 Plan shall be evidenced by an award agreement (whether in paper or electronic medium (including email or the posting on a web site maintained by the Company or a third party under contract with the Company)).

Strike Price.  The strike price per share of common stock covered by each SAR shall not be less than 100% of the fair market value of such share determined as of the date of grant.

Vesting and Expiration.  A SAR granted in connection with a stock option shall become exercisable and shall expire according to the same vesting schedule and expiration provisions as the corresponding stock option.  A SAR shall (i) vest and become exercisable in such manner and on such date or dates, and (ii) expire after such period, not to exceed ten years, in each case as may be determined by the Committee and as set forth in an award agreement.  Unless otherwise provided by the Committee in an award agreement:  (i) the unvested portion of a SAR shall expire upon termination of employment or service of the participant granted the SAR, and the vested portion of such SAR shall remain exercisable for (A) one year following termination of employment or service by reason of such participant’s death or disability, but not later than the expiration of the SAR period or (B) 90 days following termination of employment or service for any reason other than such participant’s death or disability, and other than such participant’s termination of employment or service for cause, but not later than the expiration of the SAR period and (ii) both the unvested and the vested portion of a SAR shall expire upon the termination of the participant’s employment or service by the Company for cause.

Method of Exercise.  SARs that have become exercisable may be exercised by delivery of written or electronic notice of exercise to the Company in accordance with the terms of the award, specifying the number of SARs to be exercised and the date on which such SARs were awarded.  Notwithstanding the foregoing, if on the last day of the option period (or in the case of a SAR independent of a stock option, the SAR period), the fair market value of a share of common stock exceeds the strike price, the participant has not exercised the SAR or the corresponding stock option (if applicable), and neither the SAR nor the corresponding stock option (if applicable) has expired, such SAR shall be deemed to have been exercised by the participant on such last day and the Company shall make the appropriate payment therefor.

Payment.  Upon the exercise of a SAR, the Company shall pay to the participant an amount equal to the number of shares subject to the SAR that are being exercised multiplied by the excess, if any, of the fair market value of a share of common stock on the exercise date over the strike price, less an amount equal to any federal, state, local and non-U.S. income and employment taxes required to be withheld.  The Company shall pay such amount in cash, in shares of common stock with a fair market value equal to such amount, or any combination thereof, as determined by the Committee in an award agreement.

5	Restricted Stock and Restricted Stock Units.

Generally.  Each grant of restricted stock and restricted stock units shall be evidenced by an Award agreement (whether in paper or electronic medium (including email or the posting on a web site maintained by the Company or a third party under contract with the Company)).

Vesting; Acceleration of Lapse of Restrictions.  The restricted period shall lapse with respect to an award of restricted stock or restricted stock units at such times as provided by the Committee in an award agreement, and the unvested portion of restricted stock and restricted stock units shall terminate and be forfeited upon termination of employment or service of the participant.

Delivery of Restricted Stock and Settlement of Restricted Stock Units.

Upon the expiration of the restricted period with respect to any shares of restricted stock, the restrictions set forth in the applicable award agreement shall be of no further force or effect with respect to such shares, except as set forth in the applicable award agreement.  If an escrow arrangement is used, upon such expiration, the Company shall deliver to the participant, or his beneficiary, without charge, the share certificate evidencing the shares of restricted stock that have not then been forfeited and with respect to which the restricted period has expired (rounded down to the nearest full share).  Dividends, if any, that may have been withheld by the Committee and attributable to any particular share of restricted stock shall be distributed to the participant in cash or, at the sole discretion of the Committee, in shares of common stock having a fair market value equal to the amount of such dividends, upon the release of restrictions on such share and, if such share is forfeited, the participant shall have no right to such dividends (except as otherwise set forth by the Committee in the applicable award agreement).

Unless otherwise provided by the Committee in an award agreement, upon the expiration of the restricted period with respect to any outstanding restricted stock units, the Company shall deliver to the participant, or his beneficiary, without charge, one share of common stock for each such outstanding restricted stock unit; provided, however, that the Committee may, in its sole discretion, elect to (i) pay cash or part cash and part common stock in lieu of delivering only common shares in respect of such restricted stock units or (ii) defer the delivery of common stock beyond the expiration of the restricted period if such delivery would result in a violation of applicable law until such time as is no longer the case.  If a cash payment is made in lieu of delivering common stock, the amount of such payment shall be equal to the fair market value of the common stock as of the date on which the restricted period lapsed with respect to such restricted stock units, less an amount equal to any federal, state, local and non-U.S. income and employment taxes required to be withheld.

6	Changes in Capital Structure and Similar Events.

Effect of Certain Events. In the event of (A) any dividend or other distribution (whether in the form of cash, common stock, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, amalgamation, consolidation, split-up, split-off, combination, repurchase or exchange of common stock or other securities of the Company, issuance of warrants or other rights to acquire common stock or other securities of the Company, or other similar corporate transaction or event (including, without limitation, a change in control) that affects the common stock, or (B) unusual or nonrecurring events (including, without limitation, a change in control) affecting the Company, any affiliate, or the financial statements of the Company or any affiliate, or changes in applicable rules, rulings, regulations or other requirements of any governmental body or securities exchange or inter-dealer quotation system, accounting principles or law, such that in either case an adjustment is determined by the Committee in its sole discretion to be necessary or appropriate, then the Committee shall make any such adjustments in such manner as it may deem equitable, including without limitation any or all of the following:

adjusting any or all of (A) the number of shares of common stock or other securities of the Company (or number and kind of other securities or other property) that may be delivered in respect of awards or with respect to which awards may be granted under the 2011 Plan and (B) the terms of any outstanding award, including, without limitation, (1) the number of shares of common stock or other securities of the Company (or number and kind of other securities or other property) subject to outstanding awards or to which outstanding awards relate, (2) the exercise price or strike price with respect to any award or (3) any applicable performance measures;

providing for a substitution or assumption of awards, accelerating the exercisability of, lapse of restrictions on, or termination of, awards or providing for a period of time for exercise prior to the occurrence of such event; and

canceling any one or more outstanding awards or portion thereof and causing to be paid to the holders thereof, in cash, common stock, other securities or other property, or any combination thereof, the value of such awards, if any, as determined by the Committee (which if applicable may be based upon the price per share of common stock received or to be received by other shareholders of the Company in such event.

Effect of Change in Control.  Unless specifically provided otherwise with respect to change in control events in an award agreement or in a then-effective written employment agreement between the participant and the Company or an affiliate, if, during the effectiveness of the 2011 Plan, a change in control occurs, (i) each stock option and SAR which is at the time outstanding under the 2011 Plan shall automatically become fully vested and exercisable and free from restrictions immediately prior to the specified effective date of such change in control, for all shares of common stock at the time subject to such, (ii) the restricted period shall expire and restrictions applicable to all outstanding restricted stock awards and restricted stock units shall lapse and such awards shall become fully vested and (iii) performance periods in effect on the date the change in control occurs shall end on such date, and the Committee shall (A) determine the extent to which performance goals with respect to each such performance period have been met based upon such audited or unaudited financial information or other information then available as it deems relevant and (B) cause the participant to receive partial or full payment of awards for each such performance period based upon the Committee’s determination of the degree of attainment of the performance goals, or assuming that the applicable “target” levels of performance have been attained or on such other basis determined by the Committee.

7	Amendments and Termination.

Amendment and Termination of the Plan.  The Board may generally amend, alter, suspend, discontinue, or terminate the 2011 Plan or any portion thereof at any time.

Amendment of Award agreements.  In general, the Committee may, to the extent consistent with the terms of any applicable award agreement, waive any conditions or rights under, amend any terms of, or alter, suspend, discontinue, cancel or terminate, any award theretofore granted or the associated Award agreement, prospectively or retroactively; provided that any such waiver, amendment, alteration, suspension, discontinuance, cancellation or termination that would materially and adversely affect the rights of any participant with respect to any award theretofore granted shall not to that extent be effective without the consent of the affected participant.

Awards Under the 2011 Plan

In connection with the adoption of the 2011 Plan, on August 29, 2011, the Board approved grants to certain of our named executive officers.  Aykut Ferah, our Chief Executive Officer and Chief Financial Officer, was granted 5,000,000 stock options and Ryan E. Hart, our Executive Chairman, was granted 5,000,000 stock options. The stock options granted to Messrs. Ferah and Hart were fully vested as of the date of grant, have an exercise price equal to $0.35 per share of common stock covered by the stock options, and will become exercisable at such time as the Company achieves a market capitalization of $150 million or annual EBITDA of $7.5 million or in the event that the Company merges with or is acquired by another company (whichever event first occurs). The stock options to each executive have a term of 10 years following the date of grant and are subject to forfeiture in the event that the executive is terminated by the Company for cause.

In addition, stock options granted to certain of our non-employee directors, as described below, are governed by the terms of our 2011 Plan.

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)	Total ($)
Aykut Ferah,	2011	$—	$—	—	—	$—	$—
CEO and CFO	2010	$—	$—	—	—	$—	$—

Ryan E. Hart,	2011	$—	$—	—	—	$—	$—
Executive Chairman	2010	$—	$—	—	—	$—	$—

Ismet Turan,	2011	$—	$—	—	—	$—	$—
Chief Technology Officer	2010	$—	$—	—	—	$—	$—

Directors Equity Compensation

Kaveh Meghdadpour
On January 3, 2011, the Company granted 500,000 options to purchase shares of its common stock to Kaveh Meghdadpour upon becoming a member of the Board.  100,000 of the stock options vested immediately and are exercisable for 3 years from the vesting date of January 3, 2011.  The director’s remaining 400,000 stock options will vest ratably 100,000 per year over the next four years provided that the director serves as a director for each 12 month period.  Each 100,000 stock option tranche shall be exercisable for three years from the date each tranche vests.  The stock options granted to Mr. Mehdapour have an exercise price equal to $0.35 per share and are governed by the terms of the 2011 Plan.  The intrinsic value and fair value for these options on the grant date was $22,500 and $171,666, respectively.

James Davidson
On April 13, 2011 the Company issued 2,000,000 fully vested shares of common stock to James Davidson upon becoming a member of the Board.  The stock price of the Company on April 13, 2011 was $0.355 per share.  The Company recorded stock compensation expense of $710,000 during the year ended May 31, 2011.  In addition, the Director received an additional 2,000,000 restricted shares of common stock, which will vest after 18 months of continuous service for the Company as a Director.  The Company determined the grant date of these shares was April 13, 2011 and will record an additional $710,000 of stock compensation expense over the 18 months term, of which the Company recognized stock compensation expense of $62,247 during the year ended May 31, 2011.  The Company will record future stock compensation expense of $647,753 in connection with this restricted stock grant.

Richard Schaeffer
On May 2, 2011, the Company issued 250,000 stock options to purchase shares of its common stock to Richard Schaeffer upon becoming a member of the Board.  These options were granted with an exercise price of $0.35 per share, were fully vested at issuance, are exercisable for 3 years from the vesting date of May 2, 2011 and are governed by the terms of the 2011 Plan.  The intrinsic value and fair value for these stock options on the grant date was $10,000 and $69,027, respectively.

Cash Compensation

Kaveh Meghdadpour receives $5,000 in cash for each Board meeting he attends.  James Davidson receives $50,000 in cash each year payable in monthly installments.  No other directors currently receive cash compensation.  All directors of the Company are reimbursed for business expenditures incurred in connection with performing their services as directors of the Company.

The table below shows the aggregate cash paid, and stock awards issued, to the non-employee directors during the year ended May 31, 2011 in accordance with the descriptions set forth above:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)

James Davidson	8,334	772,247	-	780,581
Richard Schaeffer	-	-	69,027	69,027
Kaveh Meghdadpour	5,000	-	28,534	33,534

(1)	Amounts in this column represent the grant date fair value of stock awards granted in during the year ended May 31, 2011, in accordance with ASC Topic 718.
(2)
The table below shows the number of stock options held by each of our non-employee directors as of May 31, 2011. The options owned by Richard Schaeffer are fully vested.  100,000 of the options owned by Kaveh Meghdadpour  are vested and the remaining 400,000 options will vest ratably 100,000 per year over the next four years provided that the director serves as a director for each 12 month period.

Name	Grant Date	No. of Securities Underlying Unexercised Options	Option Exercise Price ($)
Kaveh Meghdadpour	01/03/2011	500,000	0.35
Richard Schaeffer	05/02/2011	250,000	0.35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Security ownership of certain beneficial owners.

The following table sets forth, as of August 19, 2011, information known to us about the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding shares of our common stock.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of our common stock subject to options currently exercisable or exercisable within 60 days of August 19, 2011, and not subject to repurchase as of that date, are deemed to be outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed to be outstanding for calculating the percentage of any other person. The percentage of ownership is based on 125,303,158 shares of voting common stock outstanding as of August 19, 2011. Unless otherwise indicated, the address for those listed below is c/o TurkPower Corporation, 100 Park Avenue, Suite 1600, New York, New York 10017.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Named Executive Officers and Directors:
Aykut Farah, Chief Executive Officer and Chief Financial Officer	18,000,000	14.37%
Ryan E. Hart, Director, Executive Chairman	18,000,000	14.37%
Ismet Turan, Chief Technology Officer	1,000,000	*
James Dale Davidson, Director	2,000,000	1.6%
Kaveh Meghdadpour, Director (1)	100,000	*
Richard Schaeffer, Director (2)	250,000	*
All Directors and Executive Officers as a Group (6 persons)	39,350,000	31.40%

Hakan Kirkali (3)	10,975,000	8.76%
Nalan Oral	12,500,000	9.98%
Selcuk Oral	12,500,000	9.98%
Triumph Small Cap Fund, Inc.	11,297,049	8.79%

*	Represents less than 1% of the outstanding common stock.

(1)	Consists of 100,000 shares of common stock issuable upon the exercise of vested stock options.

(2)	Consists of 250,000 shares of common stock issuable upon the exercise of vested stock options.

(3)
Includes 6,000,000 shares of common stock held individually. Also includes 3,475,000 shares of common stock held by Kirkali & Partner; Mr. Kirkali is majority owner and sole director of Kirkali & Partner and holds voting and investment power over its shares. Also includes 1,500,000 shares of common stock held by Kirkali und Partner AG; Mr. Kirkali is majority owner and sole director of Kirkali und Partner AG and holds voting and investment power over its shares.. The address of Mr. Kirkali, Kirkali & Partner and Kirkali und Partner AG is Basteiplatz 5, CH-8001 Zurich, Switzerland.

(b) Director Independence.

Although the Company is not a listed issuer, under the NASDAQ definition of “independence”, Messrs. Davidson, Meghdadpour and Schaeffer qualify as independent directors.

(c) Securities Authorized for Issuance Under Equity Compensation Plans.

There were no securities issued under equity compensation plans as of May 31, 2011. See Item 10 for a description of the 2011 Plan, which was adopted on August 29, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise disclosed herein, there have been no related party transactions, or any other transactions or relationships, including matters related to director independence, required to be disclosed pursuant to Items 404 or 407(a) of Regulation S-B.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended May 31, 2011 and 2010 by MaloneBailey, LLP the Company’s independent registered public accounting firm for these two years:

	2011	2010
Audit Fees (1)	$57,700	$28,500
Audit Related Fees (2)	0	0
Tax Fees (3)	2,500	0

Total Fees paid to auditor	$60,200	$28,500

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by MaloneBailey, LLP in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report on Form 10-K:

(1) Financial Statements

Reference is made to the Index to Financial Statements on Page F-1.

(2) Financial Statement Schedules

None.

(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned persons, thereunto duly authorized.

TurkPower Corporation

By:	/s/ Aykut Ferah
Name: Aykut Ferah
Title: Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Aykut Ferah	Chief Executive Officer and Chief Financial Officer	August 26, 2011
Aykut Ferah	(principal executive, financial and accounting officer)

/s/ Ryan E. Hart	Executive Chairman and Director	August 26, 2011
Ryan E. Hart

/s/ James Dale Davidson	Director	August 29, 2011
James Dale Davidson

/s/ Kaveh Meghdadpour	Director	August 26, 2011
Kaveh Meghdadpour

/s/ Richard Schaeffer	Director	August 29, 2011
Richard Schaeffer

TURKPOWER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TurkPower Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of TurkPower Corporation and its subsidiaries (collectively “the Company”) as of May 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurkPower Corporation as of May 31, 2011 and 2010 and the results of their operations and  their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses from operations and has a working capital deficit as of May 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey LLP
www.malone-bailey.com
Houston, Texas

August 29, 2011

TurkPower Corporation
Consolidated Balance Sheets

	May 31, 2011	May 31, 2010

ASSETS

Current assets:
Cash	$347,051	$289,090
Receivables	64,465	50,078
Prepaid expenses	11,620	5,006
Deferred costs	-	200,000
Other current assets	42,365	6,252
Total current assets	465,501	550,426
Property and equipment, net of accumulated depreciation of $7,641 and $1,421 as of May 31, 2011 and 2010, respectively	22,040	23,424
Long-term deposit	1,206,869	1,284,673

TOTAL ASSETS	$1,694,410	$1,858,523

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued expenses	$494,747	$100,333
Accrued interest	519,172	49,358
Related party payables	41,206	21,492
Deferred revenue	-	186,072
Short-term debt	642,766	555,692
Convertible debt – related party, net of unamortized discount of $24,178 and $14,588 as of May 31, 2011 and 2010, respectively	398,981	274,258
Convertible debt, net of unamortized discount of $680,014 and $275,173 as of May 31, 2011 and 2010, respectively	694,986	235,981
Total current liabilities	2,791,858	1,423,186

Stockholders’ Equity (Deficit):

Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 99,993,158 shares issued and outstanding as of May 31, 2011 and 112,575,000 shares issued and outstanding as of May 31, 2010	9,999	11,257
Additional paid-in capital	5,362,610	1,004,970
Subscription receivable	(70,000)	-
Accumulated other comprehensive loss	40,400	(7,479)
Accumulated deficit	(6,437,477)	(572,847)
Total stockholders’ equity (deficit) of TurkPower Corporation	(1,094,468)	435,901
Non-controlling interest	(2,980)	(564)
Total stockholders’ equity (deficit)	(1,097,448)	435,337

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,694,410	$1,858,523

See accompanying notes to the consolidated financial statements.

TurkPower Corporation
Consolidated Statements of Operations

	For the Years Ended May 31,
	2011	2010

Revenue	$64,308	$215,050

Professional fees	249,487	123,622
Selling, general and administrative expenses	4,617,910	532,032
Total operating expenses	4,867,397	655,654
Loss from operations	(4,803,089)	(440,604)
Other income (expenses):
Interest expense, net	(923,213)	(81,010)
Foreign currency gain (loss)	(140,744)	10,465
Total other expense	(1,063,957)	(70,545)

Net loss	$(5,867,046)	$(511,149)

Net loss attributable to non-controlling interest	(2,416)	(564)
Net loss attributable to TurkPower Corporation	(5,864,630)	(510,585)
Net loss per common share – basic and diluted	$(0.05)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	111,221,215	110,279,052

See accompanying notes to the consolidated financial statements.

 TurkPower Corporation
Consolidated Statements of Stockholders’ Equity (Deficit)
For the years ended May 31, 2011 and 2010

	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Loss	Deficit Accumulated	Non-controlling Interest	Total
Balance, May 31, 2009	109,900,000	$10,990	$26,260	$-	$-	$(62,262)	$-	$(25,012)
Issuance of common stock with convertible debt	800,000	80	130,582	-	-	-	-	130,662
Beneficial conversion feature	-	-	192,065	-	-	-	-	192,065
Issuance of common stock for cash	1,875,000	187	656,063	-	-	-	-	656,250
Translation adjustments	-	-	-	-	(7,479)	-	-	(7,479)
Net loss for the year ended May 31, 2010	-	-		-	-	(510,585)	(564)	(511,149)
Balance, May 31, 2010	112,575,000	11,257	1,004,970	-	(7,479)	(572,847)	(564)	435,337
Cancellation of common shares	(20,750,000)	(2,075)	2,075	-	-	-	-	-
Additional stock issued for 2010 stock sale	750,000	75	(75)	-	-	-	-	-
Issuance of common stock with convertible debt	1,018,159	102	255,712	-	-	-	-	255,814
Beneficial conversion feature	-	-	509,114	-	-	-	-	509,114
Issuance of common stock for cash	1,349,999	135	170,365	(70,000)	-	-		100,500
Stock-based compensation	5,050,000	505	3,420,449	-	-	-	-	3,420,954
Translation adjustments	-	-	-	-	47,879	-	-	47,879
Net loss for the year ending May 31, 2011	-	-	-	-	-	(5,864,630)	(2,416)	(5,867,046)
Balance, May 31 2011	99,993,158	$9,999	$5,362,610	$(70,000)	$40,400	$(6,437,477)	$(2,980)	$(1,097,448)

 See accompanying notes to the consolidated financial statements.

TurkPower Corporation
Consolidated Statements of Cash Flows

	For the Years Ended May 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,867,046)	$(511,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,420,954	-
Depreciation	8,084	1,421
Write off of receivables	47,959	-
Amortization of debt discount	350,496	32,966
Write off of deferred costs	160,000	-
Changes in operating assets and liabilities:
Receivables	(64,428)	(50,078)
Prepaid expenses	(6,515)	(5,006)
Other current assets	(38,119)	(6,252)
Deferred costs	-	(200,000)
Accounts payable and accrued expenses	759,681	124,559
Deferred revenue	-	186,072
NET CASH USED IN OPERATING ACTIVITIES	(1,228,934)	(427,467)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,913)	(24,845)
Long-term deposit	(619,661)	(1,284,673)
CASH USED IN INVESTING ACTIVITIES	(625,574)	(1,309,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	635,550	-
Proceeds from convertible debt	875,000	800,000
Payments of convertible debt	(20,000)	-
Proceeds from issuance of short-term debt	-	555,692
Proceeds from issuance of related party short-term debt	50,000	-
Payment of related party short-term debt	(40,000)	-
Advances from shareholders	198,463	21,492
Proceeds from sale of common stock	100,500	656,250
Payments to shareholders	(20,087)	-
CASH PROVIDED BY OPERATING ACTIVITIES	1,779,426	2,033,434
EFFECT OF EXCHANGE RATES ON CASH	133,043	(7,479)

NET INCREASE IN CASH	57,961	288,970

CASH AT BEGINNING OF YEAR	289,090	120
CASH AT END OF YEAR	$347,051	$289,090

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$103,082	$-
Income taxes	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount due to common stock issued with debt and beneficial conversion feature	$764,929	$322,727
Long-term deposit used to pay line of credit	660,552	-
Payment of related party payable through issuance of convertible debt	55,822	-
Payment of short-term debt through issuance of convertible debt	10,000	-
Payment of accounts payable through issuance of convertible debt	5,837	-
Conversion of advances from shareholder to convertible debt	71,500	-
Reclassification of deferred revenue to accounts payable	186,072	-
Subscription receivable for issuance of common stock	70,000	-
Cancelled shares	2,075	-

See accompanying notes to consolidated financial statements

TurkPower Corporation
Notes to Consolidated Financial Statements
May 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND OPERATIONS

Global Ink Supply Co. was incorporated on November 4, 2004 in the state of Delaware.  On May 11, 2010, Global Ink Supply Co. changed its name to TurkPower Corporation the (“Company”).  The accompanying consolidated financial statements include the accounts of its wholly owned US subsidiary, TurkPower USA Corporation and its foreign subsidiary, Turkpower Enerji San. Ve Tic. A.S., of which the Company has a 99.8% controlling interest.  All significant intercompany balances and transactions have been eliminated in the consolidation.

On December 23, 2009, the Company entered into the consulting and service operations business, offering domestic and international clients consulting services.  The Company acts as a full-service operator for wind, hydro, solar, and geothermal energy parks in Turkey.   The Company also generates revenue by providing consulting services to clients in the energy market.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had $0 cash equivalents at May 31, 2011 and 2010, respectively.

Receivables

The Company extends unsecured credit to its customers in the ordinary course of business.  An allowance for doubtful accounts is established and recorded based on management’s assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.  If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when our internal collection efforts have been unsuccessful. As of May 31, 2011 and 2010, the Company had no allowance for doubtful accounts.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is provided on a straight-line basis, over the assets’ estimated useful lives.  The estimated useful lives of furniture and equipment are 3 – 5 years.

Long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value.  No impairment of long-lived assets was determined to exist for the years ended May 31, 2011 and 2010.

Deferred costs

During 2010, the Company entered into an agreement with a third party to participate in a consulting arrangement .   The Company was required to pay consulting fees of $200,000 to the third party and in return would receive a portion of any fees collected. The consulting fees paid to the third party were deferred in 2010.  The Company subsequently determined that the asset was not realizable and expensed the amount during the year ended May 31, 2011.

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

During the year ended May 31, 2011, the Company’s revenues were principally derived from energy consulting services provided to several customers in Turkey.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of May 31, 2011 and 2010.

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

During the year ending May 31, 2011, approximately 36% and 31% of revenues were earned from two customers.  During the year ended May 31, 2010, approximately 92% of the Company’s revenue was earned from one customer.

Net loss per common share

Basic and diluted net loss per share has been calculated by dividing the net loss for the year ended May 31, 2011, by the basic and diluted weighted average number of common shares outstanding.  Common stock equivalents pertaining to the convertible debt were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive due to the net loss for the years ended May 31, 2011 and 2010, respectively.

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassification

Certain accounts in the prior period were reclassified to conform with the current period financial statements presentation.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had net losses of $5,867,046 for the year ended May 31, 2011 and had a working capital deficit as of May 31, 2011 of $2,326,357. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional working capital either through debt or equity financing.  The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SHORT-TERM DEBT

On April 27, 2010, the Company borrowed €450,000 (Euros) ($555,692) from a third party.  The loan is unsecured, bears annual interest at 25.0% and was payable in full on October 27, 2010. At May 31, 2011, this loan is in default and the Company has accrued for the related default interest of 5% per month.  At May 31, 2011 and 2010, the principal owed on this short-term debt is $642,766 and $555,692, respectively.  At May 31, 2011, the Company owes $304,542 in interest on this debt.  (See Note 12)

NOTE 5 – CONVERTIBLE DEBT

Fiscal year 2011 Debentures
On various dates from June 1, 2010 to May 31, 2011, the Company issued convertible debentures totaling $1,018,159 to third party and related party investors together with 1,018,159 common shares ($143,159 of these convertible debentures were issued to a related party). (See Note 10.) The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share. The relative fair value of the 1,018,159 common shares at the time of issuance was $255,814 and was recorded as a debt discount with a corresponding increase in equity. The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

The convertible debentures were analyzed for a beneficial conversion feature at which time it was concluded that a beneficial conversion feature existed for all of the convertible debentures.  The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $509,114.  This amount was recorded as a debt discount and is being amortized to interest expense over the terms of the debentures.

The Company analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

For the years ended May 31, 2011 and 2010, amortization expense recorded to interest amounted to $350,496 and $32,966, respectively.

Fiscal year 2010 Debentures
On various dates from December 1, 2009 to May 31, 2010, the Company issued convertible debentures totaling $800,000 to third party and related party investors together with 800,000 common shares ($300,000 of these convertible debentures were issued to a related party). The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share. The relative fair value of the 800,000 common shares at the time of issuance was $130,662 and was recorded as a debt discount with a corresponding increase in equity.  The discount was amortized to interest expense over the terms of the debentures using the effective interest method and was fully amortized as of May 31, 2011.

The convertible debentures were analyzed for a beneficial conversion feature at which time it was concluded that a beneficial conversion feature existed for convertible debentures totaling $275,000.  The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $192,065.  This amount was recorded as a debt discount and amortized to interest expense over the terms of the debentures, and was fully amortized as of May 31, 2011.

The Company analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

During the year ended May 31, 2011, the Company made principal payments of $20,000 on the above convertible debentures.

At May 31, 2011, all $780,000 of the convertible debentures are considered in default because the principal and interest amounts remained unpaid.  The default annual interest of 20% was applied to the principal amounts from the date of default.

NOTE 6 – LINE OF CREDIT

The Company entered into a line of credit with a financial institution for 1,100,000 TRL ($699,105) on June 16, 2010, of which the Company borrowed 1,000,000 TRL ($635,550).  Amounts borrowed under the line of credit bear interest at 11% annually.  The note was paid in full during the year ended May 31, 2011.  (See Note 9)

NOTE 7 – STOCKHOLDERS’ EQUITY

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

The Company had the following equity transactions:

Fiscal year 2011
On various dates in April and May 2011, the Company sold 1,349,999 common shares for a total consideration of $170,500 of which $70,000 is reflected as a subscription receivable as of May 31, 2011.  This amount was collected in June 2011.

On various dates in April and May 2011, the Company issued a total of 2,650,000 fully vested common shares to several investors (including 500,000 shares issued to a related party) for providing advisory services to the Company.  The Company recorded stock-based compensation of $917,000 which is equivalent to the fair value of the shares at the date of grant.

On various dates in April and May 2011, the Company issued 400,000 fully vested common shares to a consulting firm for providing advisory services to the Company and recorded the stock-based compensation of $157,500 which is equivalent to the fair value of the shares at the date of grant.

On April 13, 2011 the Company issued 2,000,000 common shares to a newly appointed director of the Company.  The shares vest immediately and the Company recorded stock-based compensation of $710,000 which is equivalent to the fair value of the shares at the date of grant.  The Company also granted to the director an additional 2,000,000 common shares which will vest over a period of 18 months of continuous service.  The fair value of these shares amounted to $710,000 of which $62,247 was recognized as stock-based compensation expense for the year ended May 31, 2011.

During the year ended May 31, 2011, the Company cancelled 20,750,000 common shares.

Fiscal year 2010
On May 4, 2010, the Company sold 1,625,000 common shares for cash totaling $406,250, or $0.25 per share.

On May 6, 2010, the Company sold 250,000 common shares for cash totaling $250,000, or $1 per share.  During the year ended May 31, 2011, the Company amended the subscription agreement for this investment and issued the investor an additional 750,000 shares for no additional consideration, which resulted in 1,000,000 shares issued for cash totaling $250,000 or $0.25 per share.

NOTE 8 – INCOME TAXES

At May 31, 2011 and 2010, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of approximately $2,636,00 and $573,000, respectively that may be offset against future taxable income through 2031.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets as of May 31, 2011 and 2010 of approximately $896,000 and $195,000, respectively, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any uncertain income tax positions or accrued interest or penalties included in the consolidated balance sheets at May 31, 2011 and 2010, and did not recognize any interest and/or penalties in the consolidated statements of operations during the years ended May 31, 2011 and 2010.

Deferred tax assets consist of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Long-term deposit
On April 29, 2010, the Company entered into a nonbinding share transfer and shareholders agreement with Endeks Holding and Avrasya Yapi for the purchase of 50% of their ownership in Exxaro Madencilik Sanayi ve Ticaret A.S. company (“Exxaro”) for €6,500,000 ($7,979,400 at May 31, 2010).  Exxaro’s principal asset is an iron ore mine.  In May 2010, the Company made an advance payment to the sellers of €1,000,000 ($1,284,673) and the balance was due June 15, 2010 but then extended for an indefinite period as a result of $619,661(975,000 TRL)  deposit payment made to the sellers on June 16, 2010.  During May 2011, $660,552 of these deposits were returned by Avrasya Yapi and was used to pay off the Company’s existing line of credit and related interest of $29,652 (see Note 6).

Leases
The Company leases certain vehicles under operating leases with a term of three years.  Rent expense for the year ended May 31, 2011 was approximately $99,000. Minimum future lease payments under the operating leases as of May 31 are as follows:

2012	$63,412
2013	40,561
2014	3,571
Total	107,544

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company received non-interest bearing advances from a shareholder amounting to $126,963 during the year ended May 31, 2011.  At May 31, 2011  and 2010, the amounts owed to this shareholder are $41,206 and $21,492, respectively.

The Company received cash advances from a shareholder amounting to $71,500. Likewise, certain related party payables of $55,822, a related party short-term debt of $10,000 and certain accounts payable of $5,837 of the Company were paid by this shareholder. The total amount of $143,159 was converted to convertible debt. (See Note 5).

On August 31, 2010, the Company borrowed $50,000 from an entity owned by a Director.  The principal and related interest of  $7,500 was fully paid during the year ended May 31, 2011.

During the year ended May 31, 2010, the Company also paid legal fees to a shareholder amounting to $100,000.

NOTE 11– STOCK OPTIONS

Stock options
On January 3, 2011 the Company granted 500,000 stock options to purchase common shares to a newly appointed director of which 100,000 options vested immediately and the remaining 400,000 options vest over a period of 4 years.  These options were granted with an exercise price of $0.35 per share and a term of 3 years.  The options have a fair value of $171,666 which was calculated using the Black-Scholes option-pricing model.

On May 2, 2011, the Company issued 250,000 stock options to purchase common shares to a newly appointed director which vest immediately.  These options were granted with an exercise price of $0.35 per share and a term of 3 years.  The options have a fair value of $69,027 which was calculated using the Black-Scholes option-pricing model.

On various dates in April and May 2011, the Company issued 6,666,667 options to purchase shares of its common stock to several investors for services rendered which vested immediately.  These options were granted with an exercise price of $0.35 per share and a term of 3 years.   The options have a fair value of $1,476,646 which was calculated using the Black-Scholes option-pricing model.

Stock option activity is presented in the table below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2010	-	-	-	-
Granted	7,416,667	0.35	3.00	$445,000
Exercised	-	-	-	-
Expired / Forfeited	-	-	-	-
Outstanding at May 31, 2011	7,416,667	$0.35	3.00	$445,000
Exercisable at May 31, 2011	7,016,667	$0.35	2.89	$421,000

During the year ended May 31, 2011, the 7,416,667 options that were granted had a weighted average grant-date fair value of $0.23 per share and related stock-based compensation expense of $1,574,207 .  As of May 31, 2011, there was approximately $143,132 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 2.09 years.

The fair value of the options granted during the year ended May 31, 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date	$0.31-$0.40
Risk-free interest rate	.96% - 1.28%
Dividend yield	0%
Volatility factor	157-170%
Weighted average expected life	1.5 years
Expected forfeiture rate	0%-100%

NOTE 12 - SUBSEQUENT EVENTS

Acquisition of Mine
On June 30, 2011, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Avrasya Yapi Yaturum Hizmetleri A.S. (the “Seller”).  Pursuant to the Purchase Agreement, the Company shall acquire from the Seller 50% of the Seller’s shares (“Shares”) in Maksor Madencilik Sanayi Ve Ticaret Anonim Sirketi (the “Mining Company”, previously known as Exxaro Madencilik Sanayi ve Ticaret A.S. prior to its name change on May 17, 2011) for a total cash consideration of €15,000,000 Euros ($21,289,500), 73,000,000 common shares and 8,400,000 warrants (warrant terms have not been finalized). In the event the Company is successful in acquiring 50% of the Shares, the Sellers shall transfer an additional .9% of the Seller’s Shares to the Company.  The Sellers accepted the €1,000,000 Euro deposit as the initial payment (See Note 9), for which the Company will receive 5% of the Seller’s Shares in the Mining Company.  Pursuant to the Purchase Agreement, the Company issued the Sellers 25,000,000 common shares on July 12, 2011.  The Company also paid the Sellers an additional €250,000 Euros ($360,000) on June 28, 2011 to acquire an additional 1% of the Sellers Shares in the Mining Company. On August 19, 2011, the Company completed an additional €250,000 Euros payment in which the Company paid a total of $356,833 (paid in four separate payments) to acquire an additional 1% of the Sellers Shares in the Mining Company.  To acquire the remaining 43% of the Mining Company, the Company will be required to pay the Sellers an additional €13,500,000 Euros and issue the Sellers an additional 48,000,000 common shares at set dates between August 28, 2011 and December 28, 2011.  Pursuant to the Purchase Agreement, the Shares acquired by the Company will be transferred to the Company on December 1, 2011.

Settlement for payment of Short-term debt
In connection with the short-term debt disclosed in Note 4,on August 2, 2011, the Company and the lender cancelled the previous loan agreement and agreed to terms for the repayment of the €450,000 (Euros) short-term debt and related interest by which the Company shall pay the lender €200,000 Euros on August 15, 2011, and €100,000 Euros monthly thereafter through December 15, 2011 after which the Company will have paid the lender €600,000 Euros in aggregate.  In addition the Company shall issue the lender 300,000 common shares no later than August 15, 2011.  The Company did not make the required €200,000 Euros payment and 300,000 shares issuance by August 15, 2011. While delinquent, the Company will be required to pay a 2.5% interest per month on the €600,000 Euro loan to the lender.

Convertible debt
On various dates from June 1, 2011 to August 29, 2011, the Company issued convertible debentures totaling $840,000 to third party investors together with 840,000 common shares. The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share.

EXHIBIT INDEX

3.1*	Amended and Restated Certificate of Incorporation

3.2	Bylaws (incorporated by reference to Global Ink Supply Inc. Form SB-2 filed September 20, 2006, Exhibit 3(ii), File No. 333-117114)

4.1*	Form of Convertible Debenture

4.2*	TurkPower Corporation Shareholders Agreement, dated as of June 30, 2011, by and between TurkPower Corporation, Nalan Oral and Selcuk Oral

10.1*	TurkPower Corporation 2011 Omnibus Equity Incentive Plan

10.2*	TurkPower Corporation 2011 Omnibus Equity Incentive Plan Director Stock Option Award Agreement (Founders)

10.3*	TurkPower Corporation 2011 Omnibus Equity Incentive Plan Founder Stock Option Award Agreement

10.4*	Share Purchase Agreement, dated as of June 30, 2011, by and between Avrasya Yapi Yaturum Hizmetleri A.S. and TurkPower Corporation

10.5*	Share Purchase Agreement, dated as of June 30, 2011, by and between Nalan Oral and Selcuk Oral and TurkPower Corporation

21.1*	Subsidiaries of TurkPower Corporation

31.1*	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith