Form 10-Q
period 2011-08-31
TurkPower Corp
filed 2011-10-24
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes     ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 142,329,521 shares of Common Stock, as of October 12, 2011.

TurkPower Corporation

TurkPower Corporation
Consolidated Balance Sheets
Unaudited

	August 31, 2011	May 31, 2011

ASSETS

Current assets:
Cash	$28,489	$347,051
Receivables	18,739	64,465
Prepaid expenses	1,195	11,620
Other current assets	50,199	42,365
Total current assets	98,622	465,501

Property and equipment, net of accumulated depreciation $8,562 and $7,641 as of August 31, 2011 and May 31, 2011, respectively	18,986	22,040
Investment in Mining Company, at cost	9,973,055	1,206,869
TOTAL ASSETS	$10,090,663	$1,694,410

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$462,984	$494,747
Accrued interest	413,623	519,172
Related party payables	16,790	41,206
Derivative liabilities – short-term	214,229	-
Short-term debt, net of unamortized discount of $31,516 and $0 as of August 31, 2011 and May 31, 2011, respectively	836,564	642,766
Convertible debt – related party, net of unamortized discount of $16,987 and $24,178 as of August 31, 2011 and May 31, 2011, respectively	426,172	398,981
Convertible debt, net of unamortized discount of $1,277,350 and $680,014 as of August 31, 2011 and May 31, 2011, respectively	1,197,650	694,986
Total current liabilities	3,568,012	2,791,858

Derivative liability – long-term	146,742	-

Total liabilities	3,714,754	2,791,858

Stockholders' Equity (Deficit):

Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 127,299,521 and 99,993,158 shares issued and outstanding as of August 31, 2011 and May 31, 2011, respectively	12,729	9,999
Additional paid-in capital	14,316,959	5,362,610
Subscription receivable	-	(70,000)
Accumulated other comprehensive loss	90,059	40,400
Accumulated deficit	(8,040,334)	(6,437,477)
Total stockholder’s equity (deficit) of TurkPower Corporation	6,379,413	(1,094,468)
Non-controlling interest	(3,504)	(2,980)
Total stockholders’ equity (deficit)	6,375,909	(1,097,448)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,090,663	$1,694,410

See accompanying notes to the unaudited consolidated financial statements.

TurkPower Corporation
Consolidated Statements of Operations
Unaudited

	Three Months Ended August 31,
	2011	2010

Revenues	$8,223	$25,922

Professional fees	254,123	34,209
Selling, general and administrative expenses	670,443	246,985
Total operating expenses	924,566	281,194

Loss from operations	(916,343)	(255,272)

Other income (expense):
Derivative losses	(183,988)	-
Gain on extinguishment of debt	115,930	18
Interest expense	(486,950)	(183,152)
Foreign currency gain (loss)	(132,030)	9,094
Total other expense	(687,038)	(174,040)

Net loss	$(1,603,381)	$(429,312)

Net loss attributable to non-controlling interest	(524)	(522)
Net loss attributable to TurkPower Corporation	(1,602,857)	(428,790)
Net loss per common share - basic and diluted	(0.01)	(0.00)
Weighted average number of common shares outstanding – basic and diluted	118,321,260	112,575,000

See accompanying notes to the unaudited consolidated financial statements.

TurkPower Corporation
Consolidated Statement of Stockholders’ Equity (Deficit)
For the three months ended August 31, 2011
Unaudited

	Number of Shares	Amount	Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated	Subscription Receivable	Non-controlling Interest	Total
Balance, May 31, 2011	99,993,158	$9,999	$5,362,610	$40,400	$(6,437,477)	$(70,000)	$(2,980)	(1,097,448)
Issuance of common stock for purchase of Mining Company	25,000,000	2,500	7,997,500	-	-	-	-	8,000,000
Subscription receivable	-	-	-	-	-	70,000	-	70,000
Issuance of common stock with convertible debt	1,946,363	194	273,348	-	-	-	-	273,542
Beneficial conversion feature	-	-	409,731	-	-	-	-	409,731
Stock-based compensation	360,000	36	273,770	-	-	-	-	273,806
Translation adjustments	-	-	-	49,659	-	-	-	49,659
Net loss for the three months ended August 31, 2011	-	-	-	-	(1,602,857)	-	(524)	(1,603,381)
Balance, August 31 2011	127,299,521	$12,729	$14,316,959	$90,059	(8,040,334)	$-	$(3,504)	$6,375,909

See accompanying notes to the unaudited consolidated financial statements.

TurkPower Corporation
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended August 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,603,381)	$(429,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,625	2,152
Bad debt expense	36,889	-
Loss on derivatives	183,988	-
Stock-based compensation	333,806	-
Amortization of debt discount	277,990	80,866
Gain on extinguishment of debt	(115,930)	-
Changes in operating assets and liabilities:
Receivables	5,650	(32,857)
Prepaid expenses	10,399	1,570
Other current assets	(11,434)	(9,153)
Accounts payable and accrued expenses	218,165	172,305
Related party payable	-	1,667
Deferred revenue	-	(42,178)
CASH USED FOR OPERATING ACTIVITIES	(662,233)	(254,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,124)
Investment in Mining Company	(857,835)	(619,661)
CASH USED FOR INVESTING ACTIVITIES	(857,835)	(621,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	1,060,000	-
Proceeds from sale of common stock	70,000	-
Payments to shareholders	(19,896)	-
Proceeds from line of credit	-	635,550
Proceeds from issuance of related party debt	-	50,000
CASH PROVIDED BY FINANCING ACTIVITIES	1,110,104	685,550

EFFECT OF EXCHANGE RATES ON CASH	91,402	(7,660)

NET DECREASE IN CASH	(318,562)	(198,835)
CASH AT BEGINNING OF PERIOD	347,051	289,090
CASH AT END OF PERIOD	$28,489	$90,255

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$22,868
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount due to common stock issued with debt and beneficial conversion feature	$683,273	$-
Debt discount due to derivative liabilities issued with convertible debt	$176,983	$-
Fair value of common stock issued to Sellers of the Mining Company	$8,000,000	$-

See accompanying notes to the unaudited consolidated financial statements.

TurkPower Corporation
Notes to Consolidated Financial Statements
August 31, 2011 and 2010
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

TurkPower Corporation (“we”, “our”, “TurkPower” or the “Company”) is a Turkish-American consulting and service operations firm and junior mining company.  TurkPower offers its domestic and international clients consulting services and plans to act as a full service operator for wind, hydro, solar, coal and geothermal energy parks in Turkey. In addition to its energy business, TurkPower aims to increase its involvement in the Turkish mining industry by acquiring and consolidating operational mines with proven reserves of iron ore, utilizing economies of scale to increase returns. TurkPower's strategy is to identify and evaluate properties with promising mineral potential, add further value through exploration, and then develop such properties either on its own or through collaborative agreements with industry partners having substantial experience and financial strength.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim consolidated financial statements for the three months ended August 31, 2011 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required  for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K, which was filed on August 29, 2011.

Use of estimates

The preparation of financial statements  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Investment in Mining Company

As of August 31, 2011 the Company has a 6% investment interest in Maksor Madencilik Sanayi Ve Ticaret Anonim Sirketi (the “Mining Company”)  , and accounts for this investment under the cost method. The cost of the Company’s investment in the Mining Company was $9,973,055 and $1,206,869 as of August 31, 2011 and May 31, 2011. The Company reviews its investment in the Mining Company for impairment on an annual basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.  As of August 31, 2011, the Company determined that there was no impairment of its investment in the Mining Company.

Fair value of financial instruments

The carrying value of cash and cash equivalents, receivables, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

●
Level 1 — Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

●
Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

●
Level 3 — Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of August 31, 2011:

	August 31, 2011	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$84,512	$-	$-	$84,512
Warrant derivative liabilities	276,459	-	-	276,459
Total	$360,971	$-	$-	$360,971

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at May 31, 2011	$-
Fair value of embedded conversion derivative liability at issuance	65,616
Fair value of warrant derivative liabilities at issuance	235,260
Unrealized derivative losses included in other income (expense)	$60,095
Balance at August 31, 2011	$360,971

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.   The derivatives were valued using the Black-Scholes option pricing model on the issuance date with the following assumptions: stock price on the measurement date of $0.20; term of .5 years-3 years; expected volatility of 146%-169% and discount rate of .09%.   At August 31, 2011, the derivatives were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.23, term of .48 years – 2.98 years, expected volatility of 147%-169%, and discount rate of 0.09%.  The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

Receivables

The Company extends unsecured credit to its customers in the ordinary course of business.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.  During the three months ended August 31, 2011 and 2010, the Company recorded bad debt expense of $36,889 and $0, respectively.

Reclassification

Certain accounts  in the prior period were reclassified to conform with the current period financial statements presentation.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had net losses of $1,603,381 for the three months ended August 31, 2011 and had a working capital deficit as of August 31, 2011 of $3,469,390.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional working capital either through debt or equity financing.  The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 NOTE 4 – SHORT-TERM DEBT

On April 27, 2010, the Company borrowed €450,000 ($555,692) from a third party.  The loan is unsecured, bears annual interest at 25.0% and was payable in full on October 27, 2010.  The annual interest rate increased to 60% on October 28, 2010, when the loan became in default.  On August 2, 2011, the Company and the lender cancelled the previous loan agreement and agreed to terms for the repayment of the €450,000 short-term debt and related interest under which the Company agreed to pay the lender €200,000 on August 15, 2011, and €100,000 each month thereafter through December 15, 2011 after which the Company will have paid the lender €600,000 in aggregate.  In addition the Company agreed to issue the lender 300,000 common shares no later than August 15, 2011.  The Company did not make the scheduled payments to the lender. While delinquent, the Company is required to pay 2.5% interest per month on the €600,000 loan to the lender.

The Company evaluated this debt modification under the Financial Accounting Standards Board  Accounting Standards Codification 470-50 and determined that the modification was substantial and the revised terms constituted a debt extinguishment.  As a result, the Company recognzied a gain on debt extinguishment of  $115,930 representing the difference in the carrying value of the debt immediately prior to the modification of $1,016,915, consisting of $645,660 (€450,000) and $371,255 of accrued interest, and  the fair value of the note immediately after the extinguishment of determined to be $821,485 (€600,000) less the fair value of the shares which are owed to the lender of $79,500.  The Company also recognized a discount on the debt of $39,395 for imputed interest on the new note.    The Company is amortizing the note discount through the December 15, 2011 term of the note, and recorded amortization expense of $7,879 during the three months ended August 31, 2011.

NOTE 5 – CONVERTIBLE DEBT

Six-Month Secured Convertible Debenture issued with warrants
On August 22, 2011, the Company issued a $250,000 secured convertible debenture (“Secured Debenture”) to a third party (the “Holder”) together with 1,136,363 common shares and 1,850,000 warrants to other entities controlled by the Holder (“Holder Entities”).   As security, the Company granted the Holder a first priority lien on all of the assets of the Company.  The Secured Debenture bears annual interest at 18%, matures at the earlier of 1) six months and 2) upon the Company’s receipt of $500,000 of debt or equity proceeds and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share.   The Company also issued 1,850,000 warrants in connection with the issuance of convertible notes on August 22, 2011.  1,100,000 of the warrants have a one year term, 750,000 of the warrants have a three year term, and all 1,850,000 warrants are exercisable at $0.25 per share.  At August 31, 2011, the weighted average remaining term of these warrants is 1.79 years, and the intrinsic value is $0.  In the event the Company raises equity at less than $0.25 per share or convertible debt which may be converted into common shares at a conversion rate of less than $0.25 per share, the Holder and the Holder Entities shall receive the same terms as the terms of the new financing arrangement ( which could decrease the conversion rate of the convertible debt and could decrease the exercise price of the warrants).  As a result, the Company determined that the conversion feature of the Secured Debenture and related warrants are derivative liabilities (see Note 2).

The relative fair value of the 1,136,363 shares of $73,017 and the fair value of the warrant liabilities and embedded conversion derivative liabilities of $300,876 was recognized as a discount to the full amount of the debt with the difference of $123,893 being recognized as a “day 1” derivative loss.  The debt discount is accreted to interest expense over the life of the Secured Debenture.

On August 22, 2011, the Company also entered into an agreement with one of the Holder Entities whereby the Company will have an option to repurchase 750,000 common shares of the Company’s common stock from the Holder for $3,000 in the event the $250,000 Secured Debenture is repaid in full by the Company prior to October 24, 2011. The Company did not record this derivative as an asset based on the estimated low probability of occurrence.

Fiscal year 2012 One Year Term Debentures
On various dates from June 1, 2011 to August 31, 2011, the Company issued convertible debentures totaling $870,000 to third party and related party investors together with 870,000 common shares ($20,000 of these convertible debentures were issued to a related party – See Note 9).   The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share.

The Company issued $60,000 of the convertible notes along with 60,000 common shares for services and recorded stock compensation expense of $119,500 (of which $39,500 was related party – see Note 9) based on the fair value of the common stock into which it could be converted.  The relative fair value of the remaining 810,000 common shares at the time of issuance was $200,525 and was recorded as a debt discount with a corresponding increase in equity. The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

The convertible debentures were analyzed for a beneficial conversion feature at which time it was concluded that a beneficial conversion feature existed for all of the convertible debentures.  The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $409,731.  This amount was recorded as a debt discount and is being amortized to interest expense over the terms of the debentures.

The Company analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

Fiscal year 2011 One Year Term Debentures
On various dates from March 7, 2011 to May 31, 2011, the Company issued convertible debentures totaling $1,018,159 to third party and related party investors together with 1,018,159 common shares ($143,159 of these convertible debentures were issued to a related party). (See Note 10.) The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share. The relative fair value of the 1,018,159 common shares at the time of issuance was $255,814 and was recorded as a debt discount with a corresponding increase in equity. The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

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

The Company analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments

Fiscal year 2010 One Year Term Debentures
On various dates from December 1, 2009 to May 31, 2010, the Company issued convertible debentures totaling $800,000 to third party and related party investors together with 800,000 common shares ($300,000 of these convertible debentures were issued to a related party).  The Company repaid $20,000 of these convertible notes during fiscal year 2011.  The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share. The relative fair value of the 800,000 common shares at the time of issuance was $130,662 and was recorded as a debt discount with a corresponding increase in equity.  The discount was amortized to interest expense over the terms of the debentures using the effective interest method and was fully amortized during fiscal year 2011.

The convertible debentures were analyzed for a beneficial conversion feature at which time it was concluded that a beneficial conversion feature existed for convertible debentures totaling $275,000.  The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $192,065.  This amount was recorded as a debt discount and amortized to interest expense over the terms of the debentures, and was fully amortized during fiscal year 2011.

The Company analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

At August 31, 2011, all $780,000 of the convertible debentures are considered in default because the principal and interest amounts remained unpaid.  The default annual interest of 20% was applied to the principal amounts from the date of default.  On October 10, 2011, the Company obtained waivers from all of these convertible debt holders which waived the default period for ninety days.

For the three months ended August 31, 2012 and 2011, amortization expense recorded to interest amounted to $277,990 and $80,866, respectively.

NOTE 6 – LINE OF CREDIT

The Company entered into a line of credit with a financial institution for 1,100,000 TRL ($699,105) on June 16, 2010, of which the Company borrowed 1,000,000 TRL ($635,550).  Amounts borrowed under the line of credit bear interest at 11% annually.  The note was paid in full during the year ended May 31, 2011.

 NOTE 7 – STOCKHOLDERS’ EQUITY

In June 2011, the Company received $70,000 for 700,000 shares of common stock which were issued during the year ended May 31, 2011.

On various dates in June, July and August 2011, the Company issued 300,000 fully vested common shares to a consulting firm for providing advisory services to the Company and recorded the stock-based compensation of $95,000 which is equivalent to the fair value of the shares at the date of grant.

On April 13, 2011 the Company granted a Director of the Company 2,000,000 common shares which will vest after 18 months of continuous service for the Company as a Director.  The fair value of these shares amounted to $710,000 of which $119,306 was recognized as stock-based compensation during the three months ended August 31, 2011.  The unamortized stock-based compensation for these shares is $528,447.

NOTE 8 – INVESTMENT IN MINING COMPANY

Investment
On April 29, 2010, the Company entered into a nonbinding share transfer and shareholders agreement with Endeks Holding and Avrasya Yapi for the purchase of 50% of their ownership in Exxaro Madencilik Sanayi ve Ticaret A.S. company (“Exxaro”) for €6,500,000 ($9,404,200) August 31, 2011).  Exxaro’s principal asset is an iron ore mine.  In May 2010, the Company made an advance payment to the sellers of €1,000,000 ($1,284,673) and the balance was due June 15, 2010 but then extended as a result of a 975,000 TRL ($619,661) payment made to the sellers on June 16, 2010.  During May 2011, $660,552 of these deposits were returned by Avrasya Yapi and was used to pay off the Company’s existing line of credit.

On June 30, 2011, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Avrasya Yapi Yaturum Hizmetleri A.S. (the “Seller”).  Pursuant to the Purchase Agreement, the Company shall acquire from the Seller 50% of the Seller’s shares (“Shares”) in Maksor Madencilik Sanayi Ve Ticaret Anonim Sirketi (the “Mining Company”, previously known as Exxaro Madencilik Sanayi ve Ticaret A.S. prior to its name change on May 17, 2011) for €15,000,000 ($21,289,500), 73,000,000 common shares and 8,400,000 warrants.   In the event the Company is successful in acquiring 50% of the Shares, the Sellers shall transfer an additional 0.9% of the Seller’s Shares to the Company.

The Sellers accepted the €1,000,000 deposit paid in May 2010 as the initial payment and the Company paid the Sellers an additional €500,000 ($716,886) during the three months ended August 31, 2011.  As of August 31, 2011, the Company has acquired 6% of the Seller’s shares of the Mining Company. .  In accordance with the Purchase Agreement, the Company issued the Sellers 25,000,000 common shares  on July 12, 2011 which were valued at $0.32 per share, the closing price  on that day for a total value of $8,000,000.   The Company was required to make a €3,800,000 payment and issue 15,000,000 common shares by August 29, 2011, which was not made by the Company.  The Company is also required to make a €4,800,000 payment and issue 19,000,000 shares on October 31, 2011 and a €4,900,000 payment and issue 14,000,000 shares on December 28, 2011.  The Company made $140,948 of payments to the Mining Company during the three months ended August 31, 2011, which will be deducted from the remaining €13,500,000 purchase price.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company received non-interest bearing advances from a shareholder during fiscal year 2011, and repaid the shareholder $19,896 during the three months ended August 31, 2011.  At August 31, 2011 and May 31, 2011, the amounts owed to this shareholder were $16,790 and $41,206, respectively.

On July 8, 2011, the Company issued a shareholder $20,000 of convertible debt and 20,000 shares of common stock for services and recorded stock compensation expense of $39,500 based on the fair value of the common stock which could be converted.   See Note 5.

On August 31, 2010, the Company borrowed $50,000 from an entity owned by a Director.  The principal and related interest of $7,500 was fully paid during the year ended May 31, 2011.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Stock options

On August 29, 2011, the Company issued 10,500,000 options to purchase shares of its common stock to a member of management and two directors of the Company.  The options have a ten year term and are not exercisable until the earlier of the Company’s achieving a market capitalization of at least $150 million or the date the Company’s annual earnings before interest, taxes and depreciation is at least $7,500,000 in accordance with the stock option award agreements.  The option grant date fair value was determined to be $2,291,253. The Company has determined that these performance criteria are not probable at August 31, 2011, therefore the Company has not recorded compensation expense related to these stock options during the three months ended August 31, 2011.  In the event there is a change of control, the stock options shall immediately vest.

Stock option activity is presented in the table below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2010	-	$-	-	$-
Granted	7,416,667	$0.35	3.00	$445,000
Outstanding at May 31, 2011	7,416,667	$0.35	3.00	$445,000
Granted	10,500,000	$0.35	10.0	$-
Outstanding at August 31, 2011	17,916,667	$0.35	7.00	$-
Exercisable at August 31, 2011	7,016,667	$0.35	2.63	$-

As of August 31, 2011, there was approximately $2,434,385 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized in accordance with the performance based criteria of the options.

The fair value of the options granted during the three months ended August 31, 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date	$0.24
Risk-free interest rate	.99%
Dividend yield	0%
Volatility factor	158%
Weighted average expected life	5 years
Expected forfeiture rate	0%

Warrants

Warrant activity is presented in the table below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2011	-	$-	-	$-
Granted	1,850,000	$0.25	1.81	$-
Outstanding at August 31, 2011	1,850,000	$0.25	1.79	$-
Exercisable at August 31, 2011	1,850,000	$0.25	1.79	$-

NOTE 11 – SUBSEQUENT EVENTS

The Company issued the Sellers of the Mining Company 3,400,000 warrants with a three year term and $0.35 exercise price on September 14, 2011.

On September 15, 2011, the Company issued the Seller 15 million common shares in connection with the Purchase Agreement.

On September 21, 2011, the Company issued 30,000 common shares to a third party investor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Plan of Operation,” may constitute forward-looking statements for purposes of the Securities Act and the Exchange Act. These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

(a) Overview

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

(b) Going Concern

As shown in the accompanying consolidated financial statements, the Company had net losses of $1,603,381 for the three months ended August 31, 2011 and had a working capital deficit as of August 31, 2011 of $3,469,390. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

For the three months ended August 31, 2011 and  2010, our revenues were $8,223 and $25,922, respectively.  The decrease in revenues was due to the Company focusing its efforts on completing and executing the acquisition of the Mining Company.

For the three months ended August 31, 2011and 2010, our professional fees were $254,123 and $34,209, respectively.  The increase in professional fees was due to legal and accounting expenses, due diligence, and investor relations expenses.

For the three months ended August 31, 2011 and 2010, our selling, general and administrative expenses were $670,443 and $246,985, respectively.  The increase in selling, general and administrative expenses was largely due to stock compensation and bad debt expense.

For the three months ended August 31, 2011 and 2010, we recorded other expense of $687,038 and $174,040, respectively.  Interest expense was incurred as a result of our short-term debt and convertible debt and was higher due to additional debt outstanding.  Foreign exchange loss was incurred as a result of losses on intercompany debt as a result of a strengthening of the US dollar, and on the debt based in euros due to a strengthening of the Euro.  The Company recorded a gain on debt extinguishment as a result of the new debt agreement which replaced the previous agreement and resulted in the forgiveness of amounts owed. The derivative losses were recorded in connection with the warrant instruments and conversion features related to a 6 month convertible debt instrument.

(d) Liquidity and Capital Resources

At August 31, 2011, we had cash of $28,489, as compared to $347,051 at May 31, 2011. This decrease was a result of cash used in operating activities of $662,233 and cash used in investing activities of $857,835 partially offset by cash provided by financing activities of $1,110,104.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and consummation of the acquisition of the Mining Company.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

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

Critical Accounting Policies

Use of estimates

The preparation of financial statements in conformity with  U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

As of the end of the period covered by this Quarterly Report, Management has concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the Company not having personnel with knowledge of generally accepted accounting principles. Our executive management does not possess accounting expertise and our Company does not have an audit committee. This weakness was due to our lack of working capital to hire additional staff during the period covered by this report. We intend to obtain this knowledge of generally accepted accounting principles by hiring a contractor and/or hiring additional accounting personnel.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, which was filed on August 29, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 22, 2011, the Company issued a $250,000 secured convertible debenture (“Secured Debenture”to a third party (the “Holder”) together with 1,136,363 common shares and 1,850,000 warrants to other entities controlled by the Holder (“Holder Entities”).   As security for this Secured Debenture, the Company granted the Holder a first priority lien on all of the assets of the Company.  The Secured Debenture bears annual interest at 18%, matures at the earlier of 1) six months and 2) upon the Company’s receipt of $500,000 of debt or equity proceeds and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share.   The Company also issued 1,850,000 warrants in connection with the issuance of convertible notes on August 22, 2011.  1,100,000 of the warrants have a one year term, 750,000 of the warrants have a three year term, and all 1,850,000 warrants are exercisable at $0.25 per share.  In the event the Company raises equity at less than $0.25 per share or convertible debt which may be converted into common shares at a conversion rate of less than $0.25 per share, the Holder and the Holder Entities shall receive the same terms as the terms of the new financing arrangement ( which could decrease the conversion rate of the convertible debt and could decrease the exercise price of the warrants).  As a result, the Company determined the conversion feature of the Secured Debenture and related warrants are derivative liabilities.

On various dates from June 1, 2011 to August 31, 2011, the Company issued convertible debentures totaling $870,000 to third party and related party investors together with 870,000 common shares.   The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On April 27, 2010, the Company borrowed €450,000  ($555,692) from a third party.  The loan is unsecured, bears annual interest at 25.0% and was payable in full on October 27, 2010.  The interest rate increased to 60% on October 28, 2010, when the loan became in default.  On August 2, 2011, the Company and the lender cancelled the previous loan agreement and agreed to terms for the repayment of the €450,000 short-term debt and related interest by which the Company agreed to pay the lender €200,000 on August 15, 2011, and €100,000 monthly thereafter through December 15, 2011 after which the Company will have paid the lender €600,000 in aggregate.  In addition the Company agreed to issue the lender 300,000 common shares no later than August 15, 2011.  The Company did not make the scheduled payments and did not issue 300,000 shares to the lender. While delinquent, the Company is required to pay a 2.5% interest per month on the €600,000 loan to the lender.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

(a)  Exhibit index

Exhibit Number	Description
4.1	Form of Warrant to Purchase Common Stock of TurkPower Corporation

4.2	TurkPower Corporation 18% Secured Promissory Note due February 22, 2012

4.3	Security Agreement, dated August 22, 2011, by and among TurkPower Corporation, Turkpower Enerrji Sanayi ve Ticaret Anonim Sirketi and Chase Financing Inc.

4.4	Registration Rights Agreement, dated August 22, 2011, by and among TurkPower Corporation and the Investors parties thereto

31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema Document*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document*

* Pursuant to a grace period for the Company’s first XBRL submission, the Company plans to file its financial statements in XBRL format by filing an amendment to this quarterly report on Form 10-Q within 30 days after the earlier of the due date or filing date of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 24, 2011
TURKPOWER CORPORATION
(Registrant)

By: /s/Aykut Ferah
Name: Aykut Ferah
Title: Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)