Form 10-Q/A
period 2011-08-31
TurkPower Corp
filed 2011-11-16
CIK 1368055

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

TurkPower Corporation

Table of Contents

Explanatory Note

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of TurkPower Corporation for the quarterly period ended August 31, 2011 is to furnish Exhibit 101 to the Form 10-Q within the 30-day grace  period provided for the initial submissions of interactive data files in accordance with Rule 405(a)(2) of Regulation S-T.

This amendment on Form 10-Q/A does not change any other items in the Form 10-Q as originally filed, nor does this amendment on Form 10-Q/A reflect subsequent events occurring after the original filing date of the Form 10-Q.

ITEM 6. EXHIBITS

(a)  Exhibit index

Exhibit Number	Description
4.1	Form of Warrant to Purchase Common Stock of TurkPower Corporation (incorporated by reference to TurkPower Corporation’s Form 10-Q filed October 24, 2011)

4.2	TurkPower Corporation 18% Secured Promissory Note due February 22, 2012 (incorporated by reference to TurkPower Corporation’s Form 10-Q filed October 24, 2011)

4.3
Security Agreement, dated August 22, 2011, by and among TurkPower Corporation, Turkpower Enerrji Sanayi ve Ticaret Anonim Sirketi and Chase Financing Inc. (incorporated by reference to TurkPower Corporation’s Form 10-Q filed October 24, 2011)

4.4
Registration Rights Agreement, dated August 22, 2011, by and among TurkPower Corporation and the Investors parties thereto (incorporated by reference to TurkPower Corporation’s Form 10-Q filed October 24, 2011)

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

*Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 16, 2011
TURKPOWER CORPORATION
(Registrant)

By: /s/Ryan E. Hart
Name: Ryan E. Hart
Title: Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)