Form 10-Q
period 2011-11-30
TurkPower Corp
filed 2012-01-23
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000- 52630

TURKPOWER CORPORATION
 (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐  No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 143,905,414 shares of common stock, par value $0.001 per share, as of January 15, 2012.

TurkPower Corporation

TurkPower Corporation
Consolidated Balance Sheets
Unaudited

	November 30, 2011	May 31, 2011

ASSETS

Current assets:
Cash	$12,146	$217,312
Deferred financing costs, net	18,333	-
Prepaid expenses	-	10,000
Assets of discontinued operations	-	238,189
Total current assets	30,479	465,501

Assets of discontinued operations	11,831,540	1,228,909

TOTAL ASSETS	$11,862,019	$1,694,410

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$226,217	$142,722
Accrued interest	539,910	214,630
Derivative liabilities – short-term	123,945	-
Convertible debt – related party, net of unamortized discount of $8,963 and $24,178 as of November 30, 2011 and May 31, 2011, respectively	384,196	398,981
Convertible debt, net of unamortized discount of $911,319 and $680,014 as of November 30, 2011 and May 31, 2011, respectively	2,038,681	694,986
Liabilities of discontinued operations	1,947,255	1,340,539
Total current liabilities	5,260,204	2,791,858

Derivative liability – long-term	107,388	-

Total liabilities	5,367,592	2,791,858

Stockholders' Equity (Deficit):

Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 152,904,521 and 99,993,158 shares issued as of November 30, 2011 and May 31, 2011, respectively; 142,904,521 and 99,993,158 shares outstanding as of November 30, 2011 and May 31, 2011, respectively	14,290	9,999
Additional paid-in capital	18,381,550	5,362,610
Subscription receivable	-	(70,000)
Accumulated other comprehensive loss	206,295	40,400
Accumulated deficit	(12,098,728)	(6,437,477)
Total stockholder’s equity (deficit) of TurkPower Corporation	6,503,407	(1,094,468)
Non-controlling interest	(8,980)	(2,980)
Total stockholders’ equity (deficit)	6,494,427	(1,097,448)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,862,019	$1,694,410

See accompanying notes to the unaudited consolidated financial statements.

TurkPower Corporation
Consolidated Statements of Operations
Unaudited

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010

Professional fees	$225,429	$63,343	$479,552	$97,552
Selling, general and administrative expenses	301,048	8,831	886,459	26,241
Loss from operations	526,477	72,174	1,366,011	123,793

Other expense (income):
Derivatives (gain) loss	(129,638)	-	54,350	-
Interest expense	587,684	117,438	966,547	233,997
Total other expense	458,046	117,438	1,020,897	233,997

Loss from continuing operations	$984,523	$189,612	$2,386,908	$357,790
Loss from discontinued operations	$3,079,347	$278,975	$3,280,343	$540,109
Net loss	$4,063,870	$468,587	$5,667,251	$897,899

Net loss attributable to non-controlling interest	$5,476	$558	$6,000	$1,080
Net loss attributable to TurkPower Corporation	$4,058,394	$468,029	$5,661,251	$896,819

Basic and diluted loss per share:
Loss from continuing operations	(0.01)	(0.00)	(0.02)	(0.00)
Loss from discontinued operations	(0.02)	(0.00)	(0.02)	(0.01)
Net loss per share	(0.03)	(0.00)	(0.04)	(0.01)
Weighted average number of common shares outstanding – basic and diluted	133,730,565	112,575,000	129,241,434	112,575,000

See accompanying notes to the unaudited consolidated financial statements.

TurkPower Corporation
Consolidated Statement of Stockholders’ Equity (Deficit)
For the six months ended November 30, 2011
Unaudited

	Number of Shares	Amount	Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated	Subscription Receivable	Non-controlling Interest	Total
Balance, May 31, 2011	99,993,158	$9,999	$5,362,610	$40,400	$(6,437,477)	$(70,000)	$(2,980)	$(1,097,448)
Issuance of common stock for purchase of Mining Company	40,000,000	4,000	11,221,000	-	-	-	-	11,225,000
Issuance of warrants for purchase of Mining Company		-	587,173	-	-	-	-	587,173
Subscription receivable	-	-	-	-	-	70,000	-	70,000
Issuance of common stock with convertible debt	2,371,363	237	340,607	-	-	-	-	340,844
Beneficial conversion feature	-	-	409,731	-	-	-	-	409,731
Stock-based compensation	540,000	54	460,429	-	-	-	-	460,483
Translation adjustments	-	-	-	165,895	-	-	-	165,895
Net loss for the six months ended November 30, 2011	-	-	-	-	(5,661,251)	-	(6,000)	(5,667,251)
Balance, November 30, 2011	142,904,521	$14,290	$18,381,550	$206,295	$(12,098,728)	$-	$(8,980)	$6,494,427

See accompanying notes to the unaudited consolidated financial statements.

TurkPower Corporation
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended November 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,386,908)	$(357,790)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Loss on derivatives	54,350	-
Amortization of deferred financing costs	1,667	-
Stock-based compensation	570,483	-
Amortization of debt discount	711,468	162,612
Changes in operating assets and liabilities:
Prepaid expenses	10,000	-
Accounts payable and accrued expenses	408,773	130,192
Cash used in continuing operations	(630,167)	(64,986)
Cash used in discontinued operations	(174,097)	(129,353)
CASH USED IN OPERATIONS	(804,264)	(194,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in discontinued operations	(920,247)	(625,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	(20,000)	-
Proceeds from issuance of convertible debt	1,485,000	-
Payments on related party convertible debt	(50,000)	-
Proceeds from issuance of debt	-	50,000
Proceeds from sale of common stock	70,000	-
Cash provided by continuing operations	1,485,000	50,000
Cash provided by discontinued operations	-	699,000
CASH PROVIDED BY FINANCING ACTIVITIES	1,485,000	749,000

EFFECT OF EXCHANGE RATES ON CASH	34,345	5,939

NET CHANGE IN CASH	(205,166)	(64,974)
CASH AT BEGINNING OF PERIOD	217,312	64,974
CASH AT END OF PERIOD	$12,146	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$7,612	$38,348
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discount due to common stock issued with debt and beneficial conversion feature	$750,575	$-
Debt discount due to derivative liabilities issued with convertible debt	$176,983	$-
Fair value of common stock issued to Sellers of the Mining Company	$11,225,000	$-
Fair value of warrants issued to Sellers of the Mining Company	$587,173	$-

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

In November of 2011, the Company ceased all operations in Turkey and will sell its Turkish subsidiary, including the Investment in the Mining Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim consolidated financial statements for the six months ended November 30, 2011 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K, which was filed on August 29, 2011.

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (“ASC 205-20”), we reported the results of our Turkey operations as a discontinued operation. The application of ASC 205-20 is discussed in Note 4 “Discontinued Operations”.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of November 30, 2011:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$40,441	$-	$-	$40,441
Warrant derivative liabilities	190,892	-	-	190,892
Total	$231,333	$-	$-	$231,333

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at May 31, 2011	$-
Fair value of embedded conversion derivative liability at issuance	65,616
Fair value of warrant derivative liabilities at issuance	235,260
Unrealized derivative gains included in other income (expense)	(69,543)
Balance at November 30, 2011	$231,333

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations. At November 30, 2011, the derivatives were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.18, term of 0.23 years – 2.73 years, expected volatility of 150%-177%, and discount rate of 0.09%. The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

Reclassification

Certain accounts  in the prior period were reclassified to conform with the current period financial statements presentation.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had net losses of $5,667,251 for the six months ended November 30, 2011 and had a working capital deficit as of November 30, 2011 of $5,229,725. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional working capital either through debt or equity financing. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

In November of 2011, the Company ceased all operations in Turkey and will sell its Turkish subsidiary, including the Investment in the Mining Company. As a result, the Company has identified the assets and liabilities of the Turkish subsidiary as assets of discontinued operations at November 30, 2011 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

A summarized operating result for discontinued operations is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010

Revenues	$1,765	$8,016	$9,988	$33,938
Selling, general and administrative expenses	(901,511)	(197,542)	(986,543)	(427,117)
Impairment of Investment in Mining Company	(1,961,190)	-	(1,961,190)	-
Total operating expenses	(2,862,701)	(197,542)	(2,947,733)	(427,117)
Loss from operations	(2,860,936)	(189,526)	(2,937,745)	(393,179)
Other income (expense)
Interest expense, net	(85,037)	(82,106)	(193,124)	(148,681)
Gain on extinguishment of debt	-	-	115,930	-
Foreign currency gain (loss)	(133,374)	(7,343)	(265,404)	1,751
Total other expense	(218,411)	(89,449)	(342,598)	(146,930)
Loss from discontinued operations	$(3,079,347)	$(278,975)	$(3,280,343)	$(540,109)

The losses from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	November 30, 2011	May 31, 2011
Cash	$-	$129,739
Receivables	-	64,465
Prepaid expenses and other current assets	-	43,985

Total current assets of discontinued operations	-	238,189
Investment in Mining Company, at cost	11,812,173	1,206,869
Property and equipment, net	19,367	22,040
Total assets of discontinued operations	$11,831,540	$1,467,098

Accounts payable and accrued expenses	$1,077,382	$393,231
Accrued interest	77,539	304,542
Short-term debt, net	792,334	642,766
Total current liabilities of discontinued operations	$1,947,255	$1,340,539

Investment in Mining Company, at cost

On April 29, 2010, the Company entered into a nonbinding share transfer and shareholders agreement with Endeks Holding and Avrasya Yapi for the purchase of 50% of their ownership in Exxaro Madencilik Sanayi ve Ticaret A.S. company (“Exxaro”). Exxaro’s principal asset is an iron ore mine.

On June 30, 2011, the Company entered into a Share Purchase Agreement (the “Mine Purchase Agreement”) with Avrasya Yapi Yaturum Hizmetleri A.S. (the “Seller”). Pursuant to the Mine Purchase Agreement, the Company agreed to acquire from the Seller 50% of the Seller’s shares (“Shares”) in Maksor Madencilik Sanayi Ve Ticaret Anonim Sirketi (the “Mining Company”, previously known as Exxaro Madencilik Sanayi ve Ticaret A.S. prior to its name change on May 17, 2011) for cash, and the issuance of certain TurkPower common shares and warrants in accordance with the Mine Purchase Agreement.

In accordance with the Mine Purchase Agreement, the Company issued the shareholders of the Seller (the “ 25,000,000 common shares on July 12, 2011 which were valued at $0.32 per share, the closing price on that day for a total value of $8,000,000. Also, in accordance with the Mine Purchase Agreement, on September 16, 2011, the Company issued the Holders 15,000,000 common shares which were valued at $0.215, the closing price on that day for a total value of $3,225,000.

In accordance with the Mine Purchase Agreement, the Company issued the Holders 3,400,000 warrants to purchase common shares on September 14, 2011 which were valued at $587,173.  The warrants were valued using the Black-Scholes option pricing model on the issuance date with the following assumptions: stock price on the measurement date of $0.21; term of 3 years; expected volatility of 171% and discount rate of .35%.

The Company reviews its investment in the Mining Company for impairment on an annual basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. As of November 30, 2011, the Company determined that its investment in the Mining Company was fully impaired, except for the value of the common stock and warrants issued to the Sellers, for which the Company expects will be cancelled for nonperformance in connection with litigation between the Company and the Sellers (See Note 9).  As a result, the Company recorded an impairment of the investment in Mining Company of $1,961,190 which represents the cash the Company paid to the Sellers and Mining Company.

Short-term debt

On April 27, 2010, the Company’s Turkish subsidiary borrowed €450,000 ($555,692) from a third party. The loan is unsecured, bears annual interest at 25.0% and was payable in full on October 27, 2010. The annual interest rate increased to 60% on October 28, 2010, when the loan became in default. On August 2, 2011, the Turkish subsidiary and the lender cancelled the previous loan agreement and agreed to terms for the repayment of the €450,000 short-term debt and related interest under which the Turkish subsidiary agreed to pay the lender €200,000 on August 15, 2011, and €100,000 each month thereafter through December 15, 2011 after which the Turkish subsidiary would have paid the lender €600,000 in aggregate. In addition the Company agreed to issue the lender 300,000 common shares. The Turkish subsidiary did not make any of the scheduled payments to the lender. While delinquent, the Turkish subsidiary is required to pay 2.5% interest per month on the €600,000 loan to the lender.

The Company evaluated this debt modification under the Financial Accounting Standards Board Accounting Standards Codification 470-50 and determined that the modification was substantial and the revised terms constituted a debt extinguishment. As a result, the Turkish subsidiary recognized a gain on debt extinguishment of $115,930 representing the difference in the carrying value of the debt immediately prior to the modification of $1,016,915, consisting of $645,660 (€450,000) and $371,255 of accrued interest, and the fair value of the note immediately after the extinguishment determined to be $821,485 (€600,000) less the fair value of the shares which are owed to the lender of $79,500. The Turkish subsidiary also recognized a discount on the debt of $39,395 for imputed interest on the new note. The Turkish subsidiary is amortizing the note discount through the December 15, 2011 term of the note, and recorded amortization expense of $23,637 and $31,516 during the three and six months ended November 30, 2011.

NOTE 5 – CONVERTIBLE DEBT

Six-Month Secured Convertible Debenture issued with warrants
On August 22, 2011, the Company issued a $250,000 secured convertible debenture (“Secured Debenture”) to a third party (the “Holder”) together with 1,136,363 common shares and 1,850,000 warrants to other entities controlled by the Holder (“Holder Entities”). As security, the Company granted the Holder a first priority lien on all of the assets of the Company. The Secured Debenture bears annual interest at 18%, matures at the earlier of 1) six months and 2) upon the Company’s receipt of $500,000 of debt or equity proceeds and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share. The Company also issued 1,850,000 warrants in connection with the issuance of convertible notes on August 22, 2011. 1,100,000 of the warrants have a one year term, 750,000 of the warrants have a three year term, and all 1,850,000 warrants are exercisable at $0.25 per share. At November 30, 2011, the weighted average remaining term of these warrants is 1.54 years, and the intrinsic value is $0. In the event the Company raises equity at less than $0.25 per share or convertible debt which may be converted into common shares at a conversion rate of less than $0.25 per share, the Holder and the Holder Entities shall receive the same terms as the terms of the new financing arrangement (which could decrease the conversion rate of the convertible debt and could decrease the exercise price of the warrants). As a result, the Company determined that the conversion feature of the Secured Debenture and related warrants are derivative liabilities (see Note 2).

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

Fiscal year 2012 One Year Term Debentures
On various dates from June 1, 2011 to November 30, 2011, the Company issued convertible debentures totaling $1,345,000 to third party and related party investors together with 1,345,000 common shares ($20,000 of these convertible debentures were issued to a related party – See Note 6). The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share.

The Company issued $60,000 of the convertible notes along with 60,000 common shares for services and recorded stock compensation expense of $119,500 (of which $39,500 was related party – see Note 6) based on the fair value of the common stock into which it could be converted. The Company also issued $50,000 of convertible notes for services to a third party and recorded $50,000 of expense based on the fair value of the services provided, and recorded stock-based compensation of $8,750 for the 50,000 common shares issued to the third party.  The relative fair value of the remaining 1,235,000 common shares at the time of issuance was $267,827 and was recorded as a debt discount with a corresponding increase in equity. The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

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

Fiscal year 2011 One Year Term Debentures
On various dates from March 7, 2011 to May 31, 2011, the Company issued convertible debentures totaling $1,018,159 to third party and related party investors together with 1,018,159 common shares ($143,159 of these convertible debentures were issued to a related party, of which $50,000 was paid on November 3, 2011). (See Note 6.) The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share. The relative fair value of the 1,018,159 common shares at the time of issuance was $255,814 and was recorded as a debt discount with a corresponding increase in equity. The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

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

At November 30, 2011, all $780,000 of the convertible debentures remain unpaid and are incurring annual interest of 20%. On October 10, 2011, the Company obtained waivers from all of these convertible debt holders which waived the default period for ninety days.

For the six months ended November 30, 2011 and 2010, amortization expense recorded to interest amounted to $711,468 and $162,612, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

On July 8, 2011, the Company issued a shareholder $20,000 of convertible debt and 20,000 shares of common stock for services and recorded stock compensation expense of $39,500 based on the fair value of the common stock which could be converted. See Note 5.

On November 3, 2011, the Company paid $50,000 of convertible debt owed to a related party. See Note 5.

On August 31, 2010, the Company borrowed $50,000 from an entity owned by a Director. The principal and related interest of $7,500 was fully paid during the year ended May 31, 2011.

The Turkish subsidiary of the Company received certain advances during fiscal year 2012 and 2011 from a shareholder.  At November 30, 2011 and May 31, 2011, the amounts owed to this shareholder were $48,465 and $41,206, respectively and are recorded as liabilities in discontinued operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

In June 2011, the Company received $70,000 for 700,000 shares of common stock which were issued during the year ended May 31, 2011.

On September 22, 2011, the Company issued 30,000 shares of common stock to an investor and recorded the stock-based compensation of $5,970 which is equivalent to the fair value of the shares at the date of grant.

On various dates beginning after June 1, 2011, the Company issued 400,000 fully vested common shares to a consulting firm for providing advisory services to the Company and recorded the stock-based compensation of $116,000 which is equivalent to the fair value of the shares at the date of grant.

On April 13, 2011 the Company granted a Director of the Company 2,000,000 common shares which will vest after 18 months of continuous service for the Company as a Director. The fair value of these shares amounted to $710,000 of which $237,315 was recognized as stock-based compensation during the six months ended November 30, 2011. The unamortized stock-based compensation for these shares is $410,438.

NOTE 8 – STOCK OPTIONS AND WARRANTS

Stock options

On August 29, 2011, the Company issued 10,500,000 options to purchase shares of its common stock to a member of management and two directors of the Company. The options have a ten year term and are not exercisable until the earlier of the Company’s achieving a market capitalization of at least $150 million or the date the Company’s annual earnings before interest, taxes and depreciation is at least $7,500,000 in accordance with the stock option award agreements. The option grant date fair value was determined to be $2,291,253. The Company has determined that these performance criteria are not probable at November 30, 2011, therefore the Company has not recorded compensation expense related to these stock options during the six months ended November 30, 2011. In the event there is a change of control, the stock options shall immediately vest.

Stock option activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2010	-	$-	-	$-
Granted	7,416,667	$0.35	3.00	$445,000
Outstanding at May 31, 2011	7,416,667	$0.35	3.00	$445,000
Granted	13,900,000	$0.35	8.05	$-
Outstanding at November 30, 2011	21,316,667	$0.35	6.12	$-
Exercisable at November 30, 2011	10,416,667	$0.35	2.52	$-

During the six month ended November 30, 2011, the Company recorded stock option expense of $32,948.  As of November 30, 2011, there was approximately $2,401,437 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized in accordance with the performance based criteria of the options.

The fair value of the options granted during the six months ended November 30, 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date	$0.21- $0.24
Risk-free interest rate	$0.35%- 0.99%
Dividend yield	0%
Volatility factor	158%-171%
Weighted average expected life	3-5 years
Expected forfeiture rate	0%

Warrants

Warrant activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2011	-	$-	-	$-
Granted	1,850,000	$0.25	1.54	$-
Outstanding at November 30, 2011	1,850,000	$0.25	1.54	$-
Exercisable at November 30, 2011	1,850,000	$0.25	1.54	$-

NOTE 9 – SUBSEQUENT EVENTS

Lawsuit
In accordance with the Mine Purchase Agreement, on December 1, 2011, the Sellers were required to deliver to the Company 6% of the Sellers Shares in the Mining Company.  However the Shares were not delivered to the Company.  As a result, on December 26, 2011, the Company filed a lawsuit against the Holders in the United States District Court, Southern District of New York seeking to cancel the 40,000,000 shares and the 3,400,000 warrants issued to the Holders.  The Company is also seeking damages of $6,000,000 from the Holders for breach of contract.

Issuance of common shares
On December 15, 2011, the Company issued 150,000 shares of common stock for services.

On January 6, 2012, an investor converted a $100,000 convertible debenture into 450,893 shares of common stock.

On January 11, 2012, the Company issued 400,000 shares of common stock for services.

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

(a) Overview

TurkPower is a Turkish-American consulting and service operations firm and junior mining company. TurkPower offers its domestic and international clients consulting services and acts as a full service operator for wind, hydro, solar, coal and geothermal energy parks in Turkey. In addition to its energy business, TurkPower aims to increase its involvement in the mining industry by acquiring and consolidating operational mines with proven reserves utilizing economies of scale to increase returns. TurkPower's strategy is to identify and evaluate properties with promising mineral potential, add further value through exploration, and then develop such properties either on its own or through collaborative agreements with industry partners having substantial experience and financial strength.

In November of 2011, the Company ceased all operation in Turkey and will sell its Turkish subsidiary, including the Investment in the Mining Company.

The Company has entered into an Agreement and Plan of Share Exchange with BEST, LLC (“BEST”) and the equityholders of BEST to acquire all of the capitalization of BEST in a subsidiary to be formed for such purpose, in exchange for an aggregate of (i) one hundred twenty million (120,000,000) newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”); (ii) one thousand (1,000) shares of a newly-created Series A Convertible Preferred Stock, par value $0.0001 per share which are convertible into and vote as two hundred sixty million (260,000,000) shares of Common Stock (the “Series A”); and (iii) one thousand (1,000) shares of a newly-created Series B Perpetual, Convertible Preferred Stock, par value $0.0001 per share which are convertible into and vote as one hundred million (100,000,000) million shares of Common Stock, have a liquidation preference of $25,000 per share (the “Series B”) (collectively, the “Exchange Shares”).

BEST is a company organized under the laws of the Russian Federation and is the holder of a forty-nine (49) year lease to develop operate and mine Zavyalov Square, Part 1 at the Toguchina Coal Filed, located in Novosibirsk, Russia with a minimum forecasted extractable quantity of coal of 100,000,000 metric tons of coal and the owner of saleable coking coal stock of at least $20,000,000.

(b) Going Concern

As shown in the accompanying consolidated financial statements, the Company had net losses of $5,667,251 for the six months ended November 30, 2011 and had a working capital deficit as of November 30, 2011 of $5,229,725. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

For the Six Months Ended November 30, 2011

For the six months ended November 30, 2011 and 2010, our professional fees were $479,552 and $97,552, respectively. The increase in professional fees was due to legal and accounting expenses, due diligence, and investor relations expenses.

For the six months ended November 30, 2011 and 2010, our selling, general and administrative expenses were $886,459 and $26,241, respectively. The increase in selling, general and administrative expenses was largely due to stock compensation, payroll related expenses, and consulting expenses.

For the six months ended November 30, 2011 and 2010, we recorded other expense of $1,020,897 and $233,997, respectively. The increase in other expense was due to interest expense incurred in connection with our convertible debt and change in fair value of the derivative liabilities.

For the six months ended November 30, 2011 and 2010, we recorded a loss from discontinued operations of $3,280,343 compared to $540,109.  The increase in the loss from discontinued operations was due to an impairment of our Investment in Mining Company of $1,961,190 during the six months ended November 30, 2011.  Also, the Company recorded severance expense during the six months ended November 30, 2011 as a result of the Company’s decision to cease operations in Turkey and terminate all employees.

For the Three Months Ended November 30, 2011

For the three months ended November 30, 2011 and 2010, our professional fees were $225,429 and $63,343, respectively. The increase in professional fees was due to legal and accounting expenses, due diligence, and investor relations expenses.

For the three months ended November 30, 2011 and 2010, our selling, general and administrative expenses were $301,048 and $8.831, respectively. The increase in selling, general and administrative expenses was largely due to stock compensation, payroll related expenses, and consulting expenses.

For the three months ended November 30, 2011 and 2010, we recorded other expense of $458,046 and $117,438, respectively. The increase in other expense was due to interest expense incurred in connection with our convertible debt and change in fair value of the derivative liabilities.

For the three months ended November 30, 2011 and 2010, we recorded a loss from discontinued operations of $3,079,347 compared to $278,975.  The increase in the loss from discontinued operations was due to an impairment of our Investment in Mining Company of $1,961,190 during the three months ended November 30, 2011.  Also, the Company recorded severance expense during the six months ended November 30, 2011 as a result of the Company’s decision to cease operations in Turkey and terminate all employees.

(d) Liquidity and Capital Resources

At November 30, 2011, we had cash of $12,146, as compared to $217,312 at May 31, 2011. This decrease was a result of cash used in operating activities of $804,264 and cash used in investing activities of $920,247 partially offset by cash provided by financing activities of $1,485,000.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and consummation of the acquisition of BEST.

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

PART II —— OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On December 26, 2011, the Company commenced a lawsuit against Nalan Oral and Seluck Oral, the shareholders of Avrasya Yapı Yatırım Hizmetleri A.Ş., in the United States District Court for the Southern District of New York alleging the defendants breached the Mine Purchase Agreement and seeking to cancel the 40,000,000 shares of Common Stock and 3,400,000 warrants issued to the defendants in connection with the Mine Purchase Agreement.  The Company is also seeking damages of $6,000,000 from the defendants for breach of contract.

The Company is not a party and its property is not subject to any other material pending legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

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

On various dates from June 1, 2011 to November 30, 2011, the Company issued convertible debentures totaling $1,345,000 to third party and related party investors together with 1,345,000 common shares. The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On April 27, 2010, the Company’s Turkish subsidiary borrowed €450,000 ($555,692) from a third party. The loan is unsecured, bears annual interest at 25.0% and was payable in full on October 27, 2010. The interest rate increased to 60% on October 28, 2010, when the loan became in default. On August 2, 2011, the Turkish subsidiary and the lender cancelled the previous loan agreement and agreed to terms for the repayment of the €450,000 short-term debt and related interest by which the Turkish subsidiary agreed to pay the lender €200,000 on August 15, 2011, and €100,000 monthly thereafter through December 15, 2011 after which the Turkish subsidiary will have paid the lender €600,000 in aggregate. In addition the Company agreed to issue the lender 300,000 common shares no later than August 15, 2011. The Turkish subsidiary did not make the scheduled payments and the Company did not issue 300,000 shares to the lender. While delinquent, the Company is required to pay a 2.5% interest per month on the €600,000 loan to the lender.

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

January 23, 2012

TURKPOWER CORPORATION
(Registrant)

By:	/s/Ryan Hart
Name:	Ryan Hart
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)