Form 10-Q
period 2012-02-29
TurkPower Corp
filed 2012-04-24
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 162,300,414 shares of common stock, par value $0.001 per share, as of April 23, 2012.

TurkPower Corporation

Table of Content

TurkPower Corporation
Consolidated Balance Sheets
Unaudited

	February 29, 2012	May 31, 2011
ASSETS
Current assets:
Cash	$275,958	$217,312
Loan receivable	400,000	-
Prepaid expenses	13,332	10,000
Assets of discontinued operations	-	238,189
Total current assets	689,290	465,501

Assets of discontinued operations	20,493	1,228,909

TOTAL ASSETS	$709,783	$1,694,410

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$223,715	$142,722
Accrued interest	664,430	214,630
Related party payable	90,165	-
Derivative liabilities – short-term	47,160	-
Convertible debt – related party, net of unamortized discount of $- and $24,178 as of February 29, 2012 and May 31, 2011, respectively	393,159	398,981
Convertible debt, net of unamortized discount of $533,407 and $680,014 as of February 29, 2012, and May 31, 2011, respectively	2,966,593	694,986
Liabilities of discontinued operations	2,311,309	1,340,539
Total current liabilities	6,696,531	2,791,858

Derivative liability – long-term	369,368	-

Total liabilities	7,065,899	2,791,858
1
Stockholders' Deficit:

Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 157,800,414 and 99,993,158 shares issued as of February 29, 2012 and May 31, 2011, respectively; 147,800,414 and 99,993,158 shares outstanding as of February 29, 2012 and May 31, 2011, respectively	14,780	9,999
Additional paid-in capital	19,338,558	5,362,610
Subscription receivable	-	(70,000)
Accumulated other comprehensive loss	56,918	40,400
Accumulated deficit	(25,733,513)	(6,437,477)
Total stockholder’s deficit of TurkPower Corporation	(6,323,257)	(1,094,468)
Non-controlling interest	(32,859)	(2,980)
Total stockholders’ deficit	(6,356,116)	(1,097,448)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$709,783	$1,694,410

See accompanying notes to the unaudited consolidated financial statements.

Table of Content

TurkPower Corporation
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Professional fees	115,302	46,092	594,854	143,644
Selling, general and administrative expenses	147,756	89,089	1,034,215	115,330
Total operating expenses	263, 058	135,181	1,629,069	258,974

Loss from operations	(263, 058)	(135,181)	(1,629,069)	(258,974)
Other expenses (income):
Derivatives loss (gain)	(17,354)	-	36,996	-
Interest expense	635,394	109,482	1,601,941	343,479
Loss on extinguishment of debt	751,843		751,843	-
Total other expense	1,369,883	109,482	2,390,780	343,479

Loss from continuing operations	$1,632,941	$244,663	$4,019,849	$602,453
Loss from discontinued operations	$12,025,723	$301,310	$15,306,066	$841,419
Net loss	$13,658,664	$545,973	$19,325,915	$1,443,872

Net loss attributable to non-controlling interest	$23,879	$603	$29,879	$1,683
Net loss attributable to TurkPower Corporation	$13,634,785	$545,370	$19,296,036	$1,442,189

Basic and diluted loss per share:
Loss from continuing operations	$(0.01)	$(0.002)	$(0.03)	$(0.005)
Loss from discontinued operations	$(0.08)	$(0.003)	$(0.11)	$(0.007)
Net loss per share	$(0.09)	$(0.005)	$(0.14)	$(0.012)

Weighted average number of common shares outstanding – basic and diluted	143,659,723	112,575,000	134,050,259	112,575,000

See accompanying notes to the unaudited consolidated financial statements.

Table of Content

TurkPower Corporation
Consolidated Statement of Stockholders’ Deficit
For the nine months ended February 29, 2012
Unaudited

	Number of Shares	Amount	Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated	Subscription Receivable	Non- controlling Interest	Total
Balance, May 31, 2011	99,993,158	$9,999	$5,362,610	$40,400	$(6,437,477)	$(70,000)	$(2,980)	$(1,097,448)
Issuance of common stock for purchase of Mining Company	40,000,000	4,000	11,221,000	-	-	-	-	11,225,000
Issuance of warrants for purchase of Mining Company		-	587,173	-	-	-	-	587,173
Subscription receivable	-	-	-	-	-	70,000	-	70,000
Issuance of common stock with convertible debt	3,021,363	302	439,696	-	-	-	-	439,998
Beneficial conversion feature	-	-	409,731	-	-	-	-	409,731
Stock issued in conversion and extinguishment of debt	3,725,893	373	668,766					669,139
Stock-based compensation	1,060,000	106	649,582					649,688
Translation adjustments	-	-	-	16,518	-	-	-	16,518
Net loss for the nine months ended February 29, 2012	-	-	-	-	(19,296,036)	-	(29,879)	(19,325,915)
Balance, February 29 , 2012	147,800,414	$14,780	$19,338,558	$56,918	$(25,733,513)	$-	$(32,859)	$(6,356,116)

See accompanying notes to the unaudited consolidated financial statements.

Table of Content

TurkPower Corporation
Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended
	February 29, 2012	February 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(4,019,849)	$(602,453)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Loss on derivatives	36,996	-
Amortization of deferred financing costs	6,668	-
Stock-based compensation	759,688	28,534
Amortization of debt discount	1,197,496	234,552
Loss on debt extinguishment	751,843	-
Changes in operating assets and liabilities:
Prepaid expenses	10,000	-
Accounts payable and accrued expenses	640,804	286,108
Cash used in continuing operations	(616,354)	(53,259)
Cash used in discontinued operations	(114,752)	(392,205)
CASH USED IN OPERATIONS	(731,106)	(445,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	(400,000)	-
Cash used in discontinued operations	(920,247)	(625,574)
CASH USED IN INVESTING ACTIVITIES:	(1,320,247)	(625,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	(20,000)	-
Proceeds from issuance of convertible debt	2,135,000	-
Payments on related party convertible debt	(50,000)	-
Proceeds from issuance of related party debt	-	50,000
Payments on related party debt	-	(12,500)
Proceeds from sale of common stock	70,000
Cash provided by continuing operations	2,135,000	37,500
Cash provided by discontinued operations	-	872,684
CASH PROVIDED BY FINANCING ACTIVITIES	2,135,000	910,184

EFFECT OF EXCHANGE RATES ON CASH	(25,001)	97,586

NET CHANGE IN CASH	58,646	(63,268)
CASH AT BEGINNING OF PERIOD	217,312	64,974
CASH AT END OF PERIOD	$275,958	$1,706

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$7,612	$78,755
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discount due to common stock issued with debt and beneficial conversion feature	$849,729	$-
Debt discount due to derivative liabilities issued with convertible debt	$176,983	$-
Conversion of convertible debt to equity	$119,845
Fair value of common stock issued to Sellers of the Mining Company	$11,225,000	$-
Fair value of warrants issued to Sellers of the Mining Company	$587,173	$-

See accompanying notes to the consolidated financial statements.

Table of Content

TurkPower Corporation
Notes to Consolidated Financial Statements
February 29, 2012
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

In November of 2011, the Company determined that it would cease all operations in Turkey and sell its Turkish subsidiary. During the quarter ended February 29, 2012, the Company impaired the entire Investment in the Mining Company.

NOTE 2 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim consolidated financial statements for the nine months ended February 29, 2012 and February 28, 2011 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K, which was filed on August 29, 2011.

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

Table of Content

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of February 29, 2012:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$47,160	$-	$-	$47,160
Warrant derivative liabilities	369,368	-	-	369,368
Total	$416,528	$-	$-	$416,528

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at May 31, 2011	$-
Fair value of embedded conversion derivative liability at issuance	65,616
Fair value of warrant derivative liabilities at issuance	371,559
Change in fair value of warrant derivative liabilities included in loss on debt extinguishment	66,250
Unrealized derivative gains included in other income (expense)	(86,897)
Balance at February 29, 2012	$416,528

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

As at February 29, 2012, the derivatives were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.17, term of 0.31 years – 2.48 years, expected volatility of 164%-184%, and discount rates of 0.09% and 0.24%. The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

Reclassification

Certain accounts in the prior period were reclassified to conform to the current period financial statements presentation.

NOTE 3 –  GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had net losses of $19,325,915 for the nine months ended February 29, 2012 and had a working capital deficit as of February 29, 2012 of $6,007,241. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional working capital either through debt or equity financing. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 –  DISCONTINUED OPERATIONS

In November of 2011, the Company determined that it would cease all operations in Turkey and sell its Turkish subsidiary, including the Investment in the Mining Company. As a result, the Company has identified the assets and liabilities of the Turkish subsidiary as assets of discontinued operations at February 29, 2012 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Table of Content

A summarized operating result for discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Revenues	$-	$13,755	$9,988	$47,692
Selling, general and administrative expenses	(71,364)	(103,145)	(1,057,907)	(532,900)
Impairment of Investment in Mining Company	(11,898,041)	-	(13,859,231)	-
Total operating expenses	(11,969,405)	(103,145)	(14,917,138)	(532,900)
Loss from operations	(11,969,405)	(89,390)	(14,907,150)	(485,208)
Other income (expense)
Interest expense, net	(58,939)	(114,625)	(252,063)	(260,667)
Gain on extinguishment of debt	-	-	115,930	-
Foreign currency gain (loss)	2,621	(97,295)	(262,783)	(95,544)
Total other expense	(56,318)	(211,920)	(398,916)	(356,211)
Loss from discontinued operations	$(12,025,723)	$(301,310)	$(15,306,066)	$(841,419)

The losses from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	February 29, 2012	May 31, 2011
Cash	$-	$129,739
Receivables	-	64,465
Prepaid expenses and other current assets	-	43,985
Total current assets of discontinued operations	-	238,189
Investment in Mining Company, at cost	-	1,206,869
Property and equipment, net	20,493	22,040
Total assets of discontinued operations	$20,493	$1,467,098

Accounts payable and accrued expenses	$1,338,546	$393,231
Accrued interest	150,607	304,542
Short-term debt, net	822,156	642,766
Total current liabilities of discontinued operations	$2,311,309	$1,340,539

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

In accordance with the Mine Purchase Agreement, the Company issued the shareholders of the Seller (the “25,000,000 common shares on July 12, 2011 which were valued at $0.32 per share, the closing price on that day for a total value of $8,000,000. Also, in accordance with the Mine Purchase Agreement, on September 16, 2011, the Company issued the Holders 15,000,000 common shares which were valued at $0.215, the closing price on that day for a total value of $3,225,000.

In accordance with the Mine Purchase Agreement, the Company issued the Holders 3,400,000 warrants to purchase common shares on September 14, 2011 which were valued at $587,173.  The warrants were valued using the Black-Scholes option pricing model on the issuance date with the following assumptions: stock price on the measurement date of $0.18; term of 3 years; expected volatility of 171% and discount rate of .35%.

Table of Content

The Company reviews its investment in the Mining Company for impairment on an annual basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. As at February 29, 2012, the Company determined that its investment in the Mining Company was fully impaired.  As a result, the Company recorded an impairment of $13,859,231on the investment in Mining Company.

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

The Company evaluated this debt modification under the Financial Accounting Standards Board Accounting Standards Codification 470-50 and determined that the modification was substantial and the revised terms constituted a debt extinguishment. As a result, the Turkish subsidiary recognized a gain on debt extinguishment of $115,930 representing the difference in the carrying value of the debt immediately prior to the modification of $1,016,915, consisting of $645,660 (€450,000) and $371,255 of accrued interest, and the fair value of the note immediately after the extinguishment determined to be $821,485 (€600,000) less the fair value of the shares which are owed to the lender of $79,500. The Turkish subsidiary also recognized a discount on the debt of $39,395 for imputed interest on the new note. The Turkish subsidiary is amortizing the note discount through the December 15, 2011 term of the note, and recorded amortization expense of $7,879 and $39,395 during the three and nine months ended February 28, 2012.

NOTE 5 –  CONVERTIBLE DEBT

Six-Month Secured Convertible Debenture issued with warrants

On August 22, 2011, the Company issued a $250,000 secured convertible debenture to a third party together with 1,136,363 common shares  and 1,850,000 warrants  to other entities controlled by the noteholder. As security, the Company granted the third party a first priority lien on all of the assets of the Company. The secured debenture bears annual interest at 18%, matures at the earlier of 1) six months and 2) upon the Company’s receipt of $500,000 of debt or equity proceeds and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share.

The relative fair value of the 1,136,363 shares of $73,017 and the fair value of the warrant liabilities and embedded conversion derivative liabilities of $300,876 was recognized as a discount to the full amount of the debt with the difference of $123,893 being recognized as a “day 1” derivative loss. The debt discount is accreted to interest expense over the life of the Secured Debenture

1,100,000 of the warrants have a one year term, 750,000 of the warrants have a three year term, and all 1,850,000 warrants are exercisable at $0.25 per share. In the event the Company raises equity at less than $0.25 per share or convertible debt which may be converted into common shares at a conversion rate of less than $0.25 per share, the Holder and the Holder Entities shall receive the same terms as the terms of the new financing arrangement (which could decrease the conversion rate of the convertible debt and could decrease the exercise price of the warrants). As a result, the Company determined that the conversion feature of the Secured Debenture and related warrants are derivative liabilities (see Note 2).

Debt Modification

On February 29, 2012, the Company entered into an agreement with the holder to extend the maturity date of the secured debenture to June 22, 2012 in exchange for 3,250,258 common shares.  Additionally, the 1,100,000 1-year warrants issued in connection with the secured debenture were modified by (i) extending its expiration date for another twelve months to September 1, 2013 (ii) lowering the exercise price from $0.25 to $0.1275 per warrant share and (iii) increasing the number of common shares convertible from 1,100,000 shares to 2,200,000 shares.

The Company evaluated the modification and determined that it was substantial and was therefore accounted as an extinguishment of debt.  Consequently, the fair value of the common shares of $549,294, the fair value of the additional warrants and the incremental fair value of the modified warrants of $202,549 was recorded as loss on debt extinguishment during the nine months ended February 29, 2012.  Simultaneously, the Holder converted $6,816 of the interest owed into 24,742 common shares.

Table of Content

Fiscal year 2012 One Year Term Debentures

On various dates from June 1, 2011 to February 29, 2012, the Company issued convertible debentures totaling $1,995,000 to third party and related party investors together with 1,995,000 common shares ($20,000 of these convertible debentures were issued to a related party – See Note 6). The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share.

The Company issued $60,000 of the convertible notes along with 60,000 common shares for services and recorded stock compensation expense of $119,500 (of which $39,500 was related party – see Note 6) based on the fair value of the common stock into which it could be converted. The Company also issued $50,000 of convertible notes for services to a third party and recorded $50,000 of expense based on the fair value of the services provided, and recorded stock-based compensation of $8,750 for the 50,000 common shares issued to the third party.  The relative fair value of the remaining 1,885,000 common shares at the time of issuance was $366,980 and was recorded as a debt discount with a corresponding increase in equity. The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

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

The Company analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments

On January 6, 2012, an investor converted $100,000 into 450,893 of the Company’s common shares. The unamortized discount of $38,483 was expensed in the current period as interest expense.

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

At February 29, 2012, all $780,000 of the convertible debentures remain unpaid and are incurring annual interest of 20%. These debentures are currently in default.

Table of Content

For the nine months ended February 29, 2012 and February 28, 2011, amortization expense recorded to interest amounted to $1,197,496 and $234,552, respectively.

NOTE 6 –  RELATED PARTY TRANSACTIONS

On July 8, 2011, the Company issued a shareholder $20,000 of convertible debt and 20,000 shares of common stock for services and recorded stock compensation expense of $39,500 based on the fair value of the common stock which could be converted. See Note 5.

On November 3, 2011, the Company paid $50,000 of convertible debt owed to a related party. See Note 5.

The Turkish subsidiary of the Company received certain advances during fiscal year 2012 and 2011 from a shareholder.  As of February 29, 2012 and May 31, 2011, the amounts owed to this shareholder were $0 and $41,206, respectively and are recorded as liabilities in discontinued operations.

NOTE 7 –  STOCKHOLDERS’ EQUITY

In June 2011, the Company received $70,000 for the sale of 700,000 common shares of stock, which were issued during the year ended May 31, 2011.

On various dates beginning after June 1, 2011, the Company issued 950,000 fully vested common shares to consultants and an employee for services provided to the Company and recorded the stock-based compensation of $188,250 which is equivalent to the fair value of the shares at the date of grant.

On April 13, 2011 the Company granted a Director of the Company 2,000,000 common shares which will vest after 18 months of continuous service for the Company as a Director. The fair value of these shares amounted to $710,000 of which $354,351 was recognized as stock-based compensation during the nine months ended February 29, 2012. The unamortized stock-based compensation for these shares is $355,649.

NOTE 8 –  STOCK OPTIONS AND WARRANTS

Stock options

On August 29, 2011, the Company issued 10,500,000 options to purchase shares of its common stock to a member of management and two directors of the Company. The options have a ten year term and are not exercisable until the earliest of the Company’s achieving a market capitalization of at least $150 million or the date the Company’s annual earnings before interest, taxes and depreciation is at least $7,500,000 in accordance with the stock option award agreements. The option grant date fair value was determined to be $2,291,253. The Company has determined that these performance criteria are not probable at February 29, 2012, therefore the Company has not recorded compensation expense related to these stock options during the nine months ended February 29, 2012. In the event there is a change of control, the stock options shall immediately vest.

Stock option activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2010	-	$-	-	$-
Granted	7,416,667	$0.35	3.00	$445,000
Outstanding at May 31, 2011	7,416,667	$0.35	3.00	$445,000
Granted	13,900,000	$0.35	7.80	$-
Forfeited	(250,000)	0.35	-	-
Outstanding at February 29, 2012	21,066,667	$0.35	5.92	$-
Exercisable at February 29, 2012	10,166,667	$0.35	2.27	$-

During the nine months ended February 29, 2012, the Company recorded stock option expense of $38,837.  As of February 29, 2012, there was approximately $2,395,518 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized in accordance with the performance based criteria of the options.

Table of Content

The fair value of the options granted during the nine months ended February 29, 2012 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date	$0.21- $0.24
Risk-free interest rate	$0.35%- 0.99%
Dividend yield	0%
Volatility factor	158%-171%
Weighted average expected life	3-5 years
Expected forfeiture rate	0%

Warrants

Warrant activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2011	-	$-	-	$-
Granted	2,950,000	$0.16	1.75	$-
Outstanding at February 29, 2012	2,950,000	$0.16	1.75	$91,300
Exercisable at February 29, 2012	2,950,000	$0.16	1.75	$91,300

NOTE 9 –  COMMITMENT AND CONTINGENCIES

Lawsuit

In accordance with the Mine Purchase Agreement, on December 1, 2011, the Sellers were required to deliver to the Company 6% of the Sellers Shares in the Mining Company.  However the Shares were not delivered.  As a result, on December 26, 2011, the Company filed a lawsuit against the Holders in the United States District Court, Southern District of New York seeking to cancel the 40,000,000 shares issued to the Holders and the 3,400,000 warrants issued to the Holders.  The Company is also seeking monetary damages from the Holders for breach of contract.

NOTE 10 –SUBSEQUENT EVENTS

Acquisition of BEST, LLC

In connection with its planned acquisition of a 100% equity interest in BEST, LLC, a company organized under the laws of the Russian Federation, the Company issued 4.5 million common shares and 425 shares of the Company’s Series A Preferred Stock on March 30, 2012. BEST, LLC owns a 49-year lease to develop and operate a coal mine in Novosibirsk, Russia and approximately 180,000 metric tons of coking coal. Upon closing of this planned acquisition, the Company expects to issue an additional 115.5 million common shares, 575 Series A Preferred Stock and 1,000 Series B Preferred Stock pursuant to its purchase agreement with the equity holders of BEST, LLC.

Loan receivable

On March 1, 2012, the Company agreed to loan up to $1.4 million to Seacrest Trading, Ltd, a stockholder of BEST, LLC.  The loan has a term of 120 days and is subject to a monthly interest of 2%.  An initial advance on the loan of $400,000 was made as of February 29, 2012 and is reported as loan receivable in the consolidated balance sheets.

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

The Company has entered into an Agreement and Plan of Share Exchange with BEST, LLC (“BEST”) and the equityholders of BEST to acquire all of the capitalization of BEST in a subsidiary to be formed for such purpose, in exchange for an aggregate of (i) 120,000,000 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), (ii) 1,000 shares of a newly-created Series A Convertible Preferred Stock, par value $0.0001 per share which are convertible into and vote 260,000,000 shares of Common Stock (the “Series A”) and (iii) 1,000 shares of a newly created Series B Perpetual, Convertible Preferred Stock, par value $0.0001 per share which are Convertible into and vote as 100,000,000 shares of Common Stock, have a liquidation preference of $25,000 per share (the "Series B") (collectively, the “Exchange Shares”). In connection with the planned acquisition, the Company issued on March 30, 2012, 4,500,000 shares of Common Stock and 425 Series A shares.

BEST is a company organized under the laws of the Russian Federation and is the holder of a forty-nine (49) year lease to develop operate and mine Zavyalov Square, Part 1 at the Toguchina Coal Filed, located in Novosibirsk, Russia with a minimum forecasted extractable quantity of coal of 100,000,000 metric tons of coal and the owner of saleable coking coal stock of at least $20,000,000.

(b) Going Concern

As shown in the accompanying consolidated financial statements, the Company had net losses of $19,325,915 for the nine months ended February 29, 2012 and had a working capital deficit as of February 29, 2012 of $6,007,241. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

For the Nine Months Ended February 29, 2012

For the nine months ended February 29, 2012 and 2011 our professional fees were $594,854 and $143,644, respectively. The increase in professional fees was due to legal and accounting expenses, due diligence, and investor relations expenses.

For the nine months ended February 29, 2012 and 2011, our selling, general and administrative expenses were $1,034,215 and $115,330, respectively. The increase in selling, general and administrative expenses was largely due to stock compensation, payroll related expenses, and consulting expenses.

Table of Content

For the nine months ended February 29, 2012 and 2011, we recorded other expense of $2,390,780 and $343,479, respectively. The increase in other expense was due to interest expense incurred in connection with our convertible debt and change in fair value of the derivative liabilities.

For the nine months ended February 29, 2012 and 2011, we recorded a loss from discontinued operations of $15,306,066 compared to $841,419.  The increase in the loss from discontinued operations was due to an impairment of our Investment in Mining Company of $13,859,231 during the nine months ended February 29, 2012.  Also, the Company recorded severance expense during the nine months ended February 29, 2012 as a result of the Company’s decision to cease operations in Turkey and terminate all employees.

For the Three Months Ended February 29, 2012

For the three months ended February 29, 2012 and 2011, our professional fees were $115,302 and $46,092, respectively. The increase in professional fees was due to legal and accounting expenses, due diligence, and investor relations expenses.

For the three months ended February 29, 2012 and 2011, our selling, general and administrative expenses were $147,756 and $89,089, respectively. The increase in selling, general and administrative expenses was largely due to stock compensation, payroll related expenses, and consulting expenses.

For the three months ended February 29, 2012 and 2011, we recorded other expense of $1,369,883 and $109,482, respectively. The increase in other expense was due to interest expense incurred in connection with our convertible debt and change in fair value of the derivative liabilities.

For the three months ended February 29, 2012 and 2011, we recorded a loss from discontinued operations of $12,025,723 compared to $301,310.  The increase in the loss from discontinued operations was due to an impairment of our Investment in Mining Company of $11,898,041 during the three months ended February 29, 2012.  Also, the Company recorded severance expense during the nine months ended February 29, 2012 as a result of the Company’s decision to cease operations in Turkey and terminate all employees.

(d) Liquidity and Capital Resources

At February 29, 2012, we had cash of $275,958, as compared to $217,312 at May 31, 2011. This decrease was a result of cash used in operating activities of $731,106 and cash used in investing activities of $1,320,247, effect of exchange rates $25,001, partially offset by cash provided by financing activities of $2,135,000.

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

Table of Content

PART II — OTHER INFORMATION

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

EXHIBITS

(a) Exhibit index

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema Document*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document*

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 23, 2012

TURKPOWER CORPORATION
(Registrant)

	By:	/s/Ryan Hart
	Name	Ryan Hart
	Title	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)