Form 10-Q/A
period 2012-02-29
TurkPower Corp
filed 2012-05-03
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 162,300,414 shares of common stock, par value $0.001 per share, as of May 2, 2012.

Explanatory Note: The purpose of this Amendment No 1. to TurkPower Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012, filed with the Securities and Exchange Commission on April 24, 2012 (the “Form 10-Q”), is to (i) revise the Management’s Discussion and Analysis of Financial Condition and Results of Operations section to reflect the Registrant’s current business operations and (ii) provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

TurkPower Corporation

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Consolidated Balance Sheets as of November 30, 2011 and May 31, 2011 (Unaudited)

Consolidated Statements of Operations for the Three and Six Months Ended November 30, 2011 and 2010 (Unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2011 and 2010 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

Item 2 - Management’s Discussion and Analysis or Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4 - Controls and Procedures

PART II - Other Information (Items 1-6)

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

(a) Overview

TurkPower Corporation, which is in the process of changing its name to SibMet Coal Corporation, in order to reflect its primary business activities, is an American junior mining company that has established two wholly owned subsidiaries -- Sibcoal Commodities Trading Corp. and Sibcoal Mining Corp. in the British Virgin Islands.  Sibcoal Commodities Trading shall focus on sales and marketing of metallurgical coking coal and Sibcoal Mining was established to acquire and develop mining interest, specifically and initially Zavyalov and Zavyalov-2 Square of the Toguchino Coal Field - which are believed to hold approximately 150,000,000 Metric tons of extractable met coking coal. The fields will be operated as open pit mines and share a washing station. The binding contract has been signed and the Company awaits the title transfer, which it expects in the near term. TurkPower owns 180,000 Metric tons of coking coal which it expects to sell in the coming months. TurkPower also owns a minority interest in an operational iron ore mine in Turkey. TurkPower is currently in the process of evaluating its options and defining its strategy regarding its asset in Turkey, which will include protecting its shareholders interest in said mine.

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

BEST is a company organized under the laws of the Russian Federation and is the holder of a forty-nine (49) year lease to develop, operate and mine Zavyalov Square, Part 1 and Part 2 at the Toguchina Coal Filed, located in Novosibirsk, Russia with a minimum forecasted extractable quantity of coal of 150,000,000 metric tons of coal and the owner of saleable coking coal stock of at least $20,000,000.

In connection with the planned acquisition, the Company issued on March 30, 2012, 4,500,000 shares of Common Stock and 425 Series A shares, after receiving transfer of the 180,000 metric tons of coking coal inventory free and clear, as announced in its press release February 8, 2012. Currently, the price for coking coal is approximately $200 per ton, depending on quality, quantity and terms of transaction.

(b) Going Concern

As shown in the accompanying consolidated financial statements, the Company had net losses of $19,325,915 for the nine months ended February 29, 2012 and had a working capital deficit as of February 29, 2012 of $6,007,241. The Company intends to increase its working capital through sale of its coking coal inventory, and/or raise additional working capital either through debt or equity financing.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

EXHIBITS

(a) Exhibit index

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer*

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer*

101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema Document*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2012

TURKPOWER CORPORATION
(Registrant)

	By:	/s/Ryan Hart
	Name	Ryan Hart
	Title	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)