Form 10-K
period 2012-05-31
TurkPower Corp
filed 2012-09-18
CIK 1368055

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE FISCAL YEAR ENDED MAY 31, 2012

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.  Yes ☐  No  ☒  (Not required by smaller reporting companies)

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year. $0.00

As of September 17, 2012 the aggregate market value of the shares of common stock held by non-affiliates was $ 9,191,385.

As of September 17, 2012, there were 246,002,365 shares of common stock issued and outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Plan of Operation,” may constitute forward-looking statements for purposes of the Securities Act and the Exchange Act. These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TurkPower Corporation (the “Company” or “TurkPower”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

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

Business of the Company

On December 20, 2011, the Company entered into an Agreement and Plan of Share Exchange with BEST, LLC (“BEST”) and the equity holders of BEST to acquire all of the capitalization of BEST in a subsidiary to be formed for such purpose, in exchange for an aggregate of (i) 120,000,000 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), (ii) 1,000 shares of a newly-created Series A Convertible Preferred Stock, par value $0.0001 per share which are convertible into and vote 260,000,000 shares of Common Stock (the “Series A”) and (iii) 1,000 shares of a newly created Series B Perpetual, Convertible Preferred Stock, par value $0.0001 per share which are Convertible into and vote as 100,000,000 shares of Common Stock, have a liquidation preference of $25,000 per share (the "Series B") (collectively, the “Exchange Shares”). In connection with the planned acquisition, the Company issued on March 13, 2012, 2,500,000 shares of Common Stock and 425 Series A shares.

The Exchange Shares were held in escrow pending satisfactory, documentary proof of (a) transfer of a minimum forecasted extractable quantity of coal of 100,000,000 metric tons of coal and the owner of saleable coking coal stock of not less than $20,000,000 (the “Inventory”) to the Company and the Inventory’s value from a independent third party or through sale of the Inventory; (b) transfer of title and mining rights of a forty-nine (49) year lease to develop operate and mine Zavyalov Square, Part 1 at the Toguchina Coal Field, located in Novosibirsk, Russia (the “Toguchina Operations”) to the Company; (c) that there is a forecasted extractable quantity of coal equal to a minimum of 100,000,000 metric tons at the Toguchina Operations (“Extractable Coal”); (d) that Seacrest has delivered audited financial statements prepared in US GAAP format within sixty (60) days of the date hereof (the “Seacrest Financial Statement”); and (e) that the Seacrest Financial Statements report no outstanding material liabilities that would have a material adverse effect on the operations of Seacrest and/or the Toguchina Operations or ownership of any other assets other than the Toguchina Operations (collectively, the “Release Conditions”).  The foregoing is only a summary of the material terms of the Supplement. Pursuant to the Supplement, the Company has the right to terminate if the Release Conditions have not been satisfied within sixty days from the closing of the transaction. Accordingly, the Company exercised its right to terminate the Supplement, cancelled and retired the Exchange Shares and has taken steps to retain and perfect title to the Toguchina Operations.  The Company is not expected to incur any early termination penalties as a result of the termination of the Supplement.

As of July 24, 2012, the Company has not received documentary proof of any of the Release Conditions and accordingly, the Company exercised its right to terminate the share exchange agreement and has advised Seacrest of the related termination.  As a result of the termination, the 2,500,000 common shares and 425 Series A Preferred shares are not shown as issued and outstanding in the consolidated financial statements.

On August 17, 2012 the Company amended its Certificate of Incorporation to change the name of the Company to Zinco do Brasil, Inc. On August 14, 2012, the Company entered into a Binding Agreement to acquire ninety-nine percent (99%) of the outstanding capital stock of Zinco do Brasil Minera cao Ltda., a company to be form under the laws of Brazil (“ZBM”) with mining interests located in Brazil.  The Company intends to explore and develop ZBM’s mining and mineral rights.

Employees

TurkPower has 6 full-time employees.

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

Our future success depends substantially on the continued services of our executive officers, especially Mr. Ryan Hart, our Chairman and Chief Executive Officer. We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

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

OUR DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS AND THEIR RESPECTIVE AFFILIATES HAVE SIGNIFICANT CONTROL OVER US.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate over 70% of our outstanding common stock. As a result, these stockholders, acting together, may be able to exercise significant influence over the management of our company; impede a merger, consolidation, takeover or other business consolidation, or discourage a potential acquirer from making a tender offer for our common stock; and control matters submitted to stockholders for approval, including:

●	amendment of our certificate of incorporation and by-laws;
●	election of our board of directors;
●	removal of any directors; and
●	adoption of measures that could delay or prevent a change of control or impede a merger, business combination or similar transaction.

WE MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT ITS OPERATIONS.

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

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

We have incurred net losses of $31,965,914 during the year ended May 31, 2012. We expect to continue to incur significant operating expenses as we maintain our consulting and services. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE OR PROFITABLY OPERATE THE MINING COMPANY.

On August 14, 2012, we entered into an agreement to purchase 99.9% of the shares of Zinco do Brasil Mineracao Ltda. (“Zinco”), a company to be formed under the laws of Brazil (“ZBM”), which will be owned by Ouro do Brasil Holdings Ltd. and IMS Engenharia Mineral Ltda. Our acquisition of the shares is contingent upon our payment of the purchase price by certain specified dates. If, for some reason, we are unable to raise the funds to pay the purchase price, we will not be able to acquire the shares. We have expended significant resources and management effort in the negotiation and entry into the purchase agreement and our inability to consummate the acquisition may have a material adverse effect on our business. In addition, even if we successfully acquire the shares, there is no guarantee that the Zinco will produce positive results or that we will be able to successfully integrate Zinco, which could result in substantial costs and delays or other operational, technical or financial problems. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

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

Risks related to Our Common Stock

THE SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As of May 31, 2012 the Company had a total of 150,750,414 shares of Common Stock issued and outstanding. If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares provided we have satisfied the conditions in Rule 144 relating to ceasing to be a shell company, are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, have timely filed all Exchange Act reports required to be filed during the preceding 12 months, and at least one year has elapsed from the time that we filed current Form 10 information reflecting our status as an entity that is not a shell company.

OUR COMMON STOCK MAY BE DEEMED TO BE A PENNY STOCK AND, AS SUCH, WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH “PENNY STOCKS”. REGULATIONS RELATING TO “PENNY STOCKS” LIMIT THE ABILITY OF OUR SHAREHOLDERS TO SELL THEIR SHARES AND, AS A RESULT, OUR SHAREHOLDERS MAY HAVE TO HOLD THEIR SHARES INDEFINITELY.

Our Common Stock is currently subject to the "penny stock" rules adopted under section 15(h) of the Securities Exchange Act of 1934. The penny stock rules apply, for the purposes relevant to us, to companies whose Common Stock is not listed on a national securities exchange and trades at less than $4.00 per share. These rules generally require, among other things, that brokers who trade penny stock to potential investors complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

ITEM 2 - PROPERTIES

We do not own any properties.

ITEM 3 - LEGAL PROCEEDINGS

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

Except as disclosed herein, we are not aware of any material, existing or pending legal proceedings nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TRKP.”

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

	High	Low

Fiscal Year 2012 (June 1, 2011 – May 31, 2012)
First quarter (June 1, 2011 – August 31, 2011)	$0.43	$0.18
Second quarter (September 1, 2011 – November 30, 2011)	$0.30	$0.15
Third quarter (December 1, 2011 – February 28, 2012)	$0.21	$0.10
Fourth quarter (March 1, 2012 – May 31, 2012)	$0.23	$0.16

Fiscal Year 2011 June 1, 2010 – May 31, 2011)
First quarter (June 1, 2010 – August 31, 2010)	$0.69	$0.18
Second quarter (September 1, 2010 – November 30, 2010)	$0.57	$0.30
Third quarter (December 1, 2010 – February 28, 2011)	$0.52	$0.15
Fourth quarter (March 1, 2011 – May 31, 2011)	$0.43	$0.20

(b) Holders. As of May 31, 2012, there were approximately 59 record holders of 150,750,414 shares of our Common Stock.

(c) Dividends. We have not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Recent Sales of Unregistered Securities

During the fiscal years ended May 31, 2012, and 2011, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

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

On August 22, 2011, the Company issued a $250,000 secured convertible debenture (“Secured Debenture”) to a third party (the “Holder”) together with 1,136,363 common shares and 1,100,000 warrants to other entities controlled by the Holder (“Holder Entities”). As security for this Secured Debenture, the Company granted the Holder a first priority lien on all of the assets of the Company. The Secured Debenture bears annual interest at 18%, matures at the earlier of 1) six months and 2) upon the Company’s receipt of $500,000 of debt or equity proceeds and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share. The Company also issued 1,100,000 warrants in connection with the issuance of convertible notes on August 22, 2011. The  warrants have term of one year and   are exercisable at $0.25 per share. In the event the Company raises equity at less than $0.25 per share or convertible debt which may be converted into common shares at a conversion rate of less than $0.25 per share, the Holder and the Holder Entities shall receive the same terms as the terms of the new financing arrangement (which could decrease the conversion rate of the convertible debt and could decrease the exercise price of the warrants). As a result, the Company determined the conversion feature of the Secured Debenture and related warrants are derivative liabilities.  On February 29, 2012, the Company entered into an agreement with the holder to extend the maturity date of the secured debenture to June 22, 2012 in exchange for 3,250,258 common shares.  Additionally, the 1,100,000 1-year warrants issued in connection with the secured debenture were modified by (i) extending its expiration date for another twelve months to September 1, 2013 (ii) lowering the exercise price from $0.25 to $0.1275 per warrant share and (iii) increasing the number of common shares convertible from 1,100,000 shares to 2,200,000 shares.  The Company evaluated the modification and determined that it was substantial and was therefore accounted as an extinguishment of debt.  Consequently, the fair value of the common shares of $549,294, the fair value of the additional warrants and the incremental fair value of the modified warrants of $202,549 was recorded as loss on debt extinguishment during the nine months ended February 29, 2012.  Simultaneously, the Holder converted $6,816 of the interest owed into 24,742 common shares.

On various dates from June 1, 2011 to May 31, 2012, the Company issued convertible debentures totaling $2,545,000 to third party and related party investors together with 2,545,000 common shares. The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fiscal year ended May 31, 2012.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company's Annual Report on Form 10-K for the year ended May 31, 2012. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

Our cash balance as of May 31, 2012, was $299,298 compared to $217,312 as of  May 31, 2011.

During the year ended May 31, 2012, the Company issued $2,000 of equity securities, $2,545,000 of convertible debentures and $250,000 secured convertible debentures to third party and related party investors. The Company also made $50,000 of payments to investors on convertible debentures and converted $100,000 to common stock. The Company received non-interest bearing advances from shareholders totaling $205,672 and made repayments of $65,165 during the year ended May 31, 2012.  As of May 31, 2012, amounts due to these shareholders totaled $140,507.

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

Liquidity and Capital Resource Plan for the year ending May 31, 2013

During the year ending May 31, 2013, the Company intends to fund its operations by raising proceeds from its current equity financing which will enable it to consummate its proposed acquisition of a natural resources mine in Brasil. Due to the expenses involved and capital required to acquire and commence revenue generating operations of the mine, it is not anticipated that the Company will generate additional working capital during the next fiscal year. The Company will be required to pursue working capital debt financing as well as project-specific debt financing to acquire and develop the mine. However, no assurance can be given that any such financing that the Company is pursuing will be available to us on favorable terms, if at all, and this may severely impact our current operations and delay the development of our projects until additional funds are received by the Company.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended May 31, 2012 Compared to the Year Ended May 31, 2011

The company had no revenues from continuing operations during the years ended May 31, 2012 and 2011.  Revenues from discontinued operations for the year ended May 31, 2012 were $9,988 compared to $64,308 for the year ended May 31, 2011, a decrease of $54,320. This decrease was due to the Company discontinuing its Turkey operations and terminating its agreement to acquire BEST LLC.

Operating expenses for the year ended May 31, 2012 from continuing operations were $13,565,190 compared to $4,137,338 for the year ended May 31, 2011, an increase of $9,427,852. This is primarily due to the increase in stock-based compensation of $8,177,703 as a result of the 240 Series A preferred shares issued for services which have a fair value of $10,764,000.  Additionally, the Company recognized a full reserve for the $425,000 loan receivable during the year ended May 31, 2012.  Operating expenses from discontinued operations for the year ended May 31, 2012 were $14,917,138 compared to $730,059 for the year ended May 31, 2011.  The increase is mainly related to the impairment loss of the investment in mining company amounting to $13,859,231.

The Company also incurred net interest expense of $  $2,493,764 ($317,876 is reported under discontinued operations) and $923,313 ($401,393 related to discontinued operations) during the years ended May 31, 2012 and 2011, respectively. During the year ended May 31, 2012, this amount consisted primarily of  $2,175,000 interest on the convertible debt (of which approximately $1,539,000 was non-cash amortization). During the year ended May 31, 2011, the Company incurred interest expense of approximately $519,000 on the convertible debt (of which approximately $350,000 was non-cash amortization), $300,000 on the short-term debt, $90,000 on the line of credit and $8,000 of interest on related party debt.

The Company also incurred derivative losses and a loss on extinguishment of debt for the year ended May 31, 2012 of $143,417 and $827,593 and $0 for the year ended May 31, 2011.  These expenses are substantially related to the $250,000 secured convertible debenture and related warrants issued with the debt which qualified for derivative accounting and were likewise modified during the year, as disclosed above.

As a result, net loss was $31,965,914 for the year ended May 31, 2012, compared with a net loss of $5,864,630 for the year ended May 31, 2011.

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

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (“ASC 205-20”), we reported the results of our Turkey operations as a discontinued operation. The application of ASC 205-20 is discussed in Note 3 “Discontinued Operations”.

Trade receivables and allowance for doubtful accounts

The Company extends unsecured credit to its customers in the ordinary course of business.  An allowance for doubtful accounts is established and recorded based on management’s assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.  If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when our internal collection efforts have been unsuccessful. There was no allowance for doubtful accounts as of  May 31, 2012 and May 31, 2011.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided on a straight-line basis, over the assets’ estimated useful lives. The estimated useful lives of furniture and equipment are 3-5 years.  All property and equipment related to the operations in Turkey were written down to zero as of May 31, 2012.

Long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value.  Long-lived assets related to the operations in Turkey were fully impaired as of May 31, 2012.

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

During the years ended May 31, 2012 and 2011 the Company’s revenues (included in discontinued operations) were principally derived from energy consulting services provided to several customers in Turkey.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of May 31, 2012 and 2011.

Fair value of financial instruments

The carrying value of cash and cash equivalents, receivables, accounts payable and accrued expenses deferred revenue, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Foreign currency

The financial statements of the Company’s subsidiary in Turkey, for which the functional currency is the local currency, Turkish Lira (TRY or TRL), are translated into the reporting currency, U.S. dollars, using the exchange rate at the balance sheet date for all assets and liabilities. The capital accounts are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. Translation adjustments are included in other comprehensive income (loss) within stockholders’ deficit.

Gain or losses from foreign currency transactions are recognized in income.

Stock Based Payments

We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over over the estimated service period (generally the vesting period) on the straight-line attribute method.  Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered at their fair value.

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

Not required for smaller reporting companies.

ITEM 8- FINANCIAL STATEMENTS

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 9- CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A- CONTROLS AND PROCEDURES.

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

The material weakness relates to the Company not having personnel with knowledge of generally accepted accounting principles and a lack of segregation of duties. Our executive management does not possess accounting expertise and our Company does not have an audit committee. This weakness was due to our lack of working capital to hire additional staff during the period covered by this report. We intend to obtain this knowledge of generally accepted accounting principles by hiring a contractor and/or hiring additional accounting personnel.

The Company's management based its evaluation on criteria set forth in the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of May 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended May 31, 2012. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K for the year ended May 31, 2011

ITEM 9B- OTHER INFORMATION

None.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers.

The following table sets forth information regarding the Company’s directors and executive officers and their respective positions as of May 31, 2012:

Name	Age	Officer or Director Since	Position
Ryan E. Hart	36	2009	Director, Chief Executive Officer and Chief Financial Officer
James Davidson	65	2011	Director
Kaveh Meghdadpour	38	2011	Director

Ryan E. Hart, Executive Chairman – Mr. Hart is a Swiss-American financial investor based in Istanbul and New York. After working several years at Credit Suisse and UBS in the fields of Equity Trading and Portfolio Management, Mr. Hart founded Mirus Investments AG in 2004 as an alternative investment advisor (with a strong focus on hedge funds and venture capital) to independent asset managers and high net-worth individuals. Since the inception of Mirus Investments, Mr. Hart and his clients have been early investors in numerous public and private businesses, offering start-up and small companies the financial resources and network to execute their business plans and create sustainable shareholder value. The Company concluded that Mr. Hart’s extensive experience in financing make him an ideal candidate to serve in these capacities

James Davidson, Director –A veteran of two decades in the mining business, Mr. Davidson was a founding director of Anatolia Minerals Development, whose ascent to success started with a single mine in Turkey. He helped steward Anatolia's growth from a penny stock to its recent transformation into Alacer Gold Corporation, (TSX:ASR - News) an intermediate gold producer with 400,000 ounces of gold output annually, and a market cap approaching $3-billion. Aside from building Anatolia, Mr. Davidson helped found and developed other successful companies. Two of these reached a market capitalization of $1-billion, two others reached market valuations of +$500-million, and approximately a dozen that achieved market values of $100-million or more. This includes Uranium Energy Corporation; Hana Mining Ltd., which subsequently spun off New Hana Copper Mining Ltd.; Agora Publishing and NewsMax Media. Davidson was also a founder of New Oroperu Resources and Ouro do Brasil Holdings, of which he is chairman. He is also a Director of California Gold Corp. and the non-executive chairman of Passport Potash Inc. The Company concluded that Mr. Davidson’s extensive experience in the operations of early stage companies make him an ideal candidate to serve in these capacities

Kaveh Meghdadpour, Director – Mr. Meghdadpour graduated St. John’s University, Queens, NY with a B.S. in Finance from the Tobin School of Business in 1996. He spent 12 years in the automotive industry, serving as a Director of Finance and General Sales Manager at several large Toyota and Lexus dealerships in Dallas and Ft. Worth, Texas. Mr. Meghdadpour also worked with the South West Toyota distributorship (Gulf States Toyota Finance Group) as a District and Senior Regional Manager. Currently a multi franchise U.S. lawns Commercial Landscaping Firm Owner. As a new start up franchise owner he has grown to annual sales of over $1 million in 3 years. The Company concluded that Mr. Meghdadpour’s extensive experience in finance make him an ideal candidate to serve in these capacities.

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

CODE OF ETHICS

As of May 31, 2012, we have not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

TurkPower Corporation 2011 Omnibus Equity Incentive Plan

TurkPower’s Board of Directors (the “Board”) administers the 2011 Omnibus Equity Incentive Plan ("2011 Plan"), which was adopted by the Board effective August 29, 2011. The purpose of the 2011 Plan is to provide a means through which the Company and its affiliates may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company and its affiliates can acquire and maintain an equity interest in the Company, or be paid incentive compensation, which may (but need not) be measured by reference to the value of the Company’s common stock, thereby strengthening their commitment to the welfare of the Company and its affiliates and aligning their interests with those of the Company’s stockholders. The 2011 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2011 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. The 2011 Plan shall terminate on the tenth anniversary of the date it was adopted unless sooner termination by the Board in accordance with its terms; provided, however, that such expiration shall not affect awards then outstanding, and the terms and conditions of the 2011 Plan shall continue to apply to such awards.  A total of 20,000,000 shares of Common Stock have been authorized for issuance under the 2011 Plan. As of May 31, 2012, 17,666,667 shares had been issued under the 2011 Plan.

[Awards Under the 2011 Plan]

In connection with the adoption of the 2011 Plan, on August 29, 2011, the Board approved grants to certain of our named executive officers. Aykut Ferah, our Chief Executive Officer and Chief Financial Officer, was granted 5,000,000 stock options and Ryan E. Hart, our Executive Chairman, was granted 5,000,000 stock options. The stock options granted to Messrs. Ferah and Hart have an exercise price equal to $0.35 per share of common stock covered by the stock options, and will become exercisable at such time as the Company achieves a market capitalization of $150 million or annual EBITDA of $7.5 million or in the event that the Company merges with or is acquired by another company (whichever event first occurs). The stock options to each executive have a term of 10 years following the date of grant and are subject to forfeiture in the event that the executive is terminated by the Company for cause.

ITEM 11 - EXECUTIVE COMPENSATION

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers. Compensation data is shown for the years ended May 31, 2012 and 2011. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards(#)	Nonequity Incentive Plan	All Other Compensation ($)	Total ($)
Ryan Hart,	2012	$-	$-	$-	$5,000,000	$-	$48,000	$48,000
Chief Executive Officer and Financial Officer	2011	$-	$-	$-	-	$-	$-	$-

James Davidson,	2012	$-	$-	$473,657	-	$-	$50,000	$523,657
Director	2011	$-	$-	$772,247	-	$-	$-	$772,247

Kaveh Meghdadpour,	2012	$-	$-	$-	-	$-	$5,000	$5,000
Director	2011	$-	$-	$-	500,000	$-	$171,666	$171,666

Richard Schaeffer,	2012	$-	$-	$-	-	$-	$-	$-
Director	2011	$-	$-	$-	250,000	$-	$69,027	$69,027

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2012.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Ryan E. Hart	-	5,000,000	$0.35	8/28/2021	-	-	-	-
James Davidson	-	-	-	-	-	-	-	-
Kaveh Meghdadpour	200,000	300,000	$0.35	01/3/2015	-	-	-	-

Directors Equity Compensation

Kaveh Meghdadpour

On January 3, 2011, the Company granted 500,000 options to purchase shares of its common stock to Kaveh Meghdadpour upon becoming a member of the Board. 100,000 of the stock options vested immediately and are exercisable for 3 years from the vesting date of January 3, 2011. The director’s remaining 400,000 stock options will vest ratably 100,000 per year over the next four years provided that the director serves as a director for each 12 month period. Each 100,000 stock option tranche shall be exercisable for three years from the date each tranche vests. The stock options granted to Mr. Meghdadpour have an exercise price equal to $0.35 per share and are governed by the terms of the 2011 Plan. The intrinsic value and fair value for these options on the grant date was $22,500 and $171,666, respectively.

James Davidson

On April 13, 2011 the Company issued 2,000,000 fully vested shares of common stock to James Davidson upon becoming a member of the Board. The stock price of the Company on April 13, 2011 was $0.355 per share. The Company recorded stock compensation expense of $710,000 during the year ended May 31, 2011. In addition, the Director received an additional 2,000,000 restricted shares of common stock, which will vest after 18 months of continuous service for the Company as a Director. The Company determined the grant date of these shares was April 13, 2011 and will record an additional $710,000 of stock compensation expense over the 18 months term, of which the Company recognized stock compensation expense of $473,657 during the year ended May 31, 2012. The Company will record future stock compensation expense of $174,096 in connection with this restricted stock grant.

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

The table below shows the aggregate cash paid, and stock awards issued, to the non-employee directors during the year ended May 31, 2012 in accordance with the descriptions set forth above:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)

James Davidson	50,000	-	-	50,000
Richard Schaeffer	-	-	-	-
Kaveh Meghdadpour	5,000	-	-	5,000

(1)	Amounts in this column represent the grant date fair value of stock awards granted during the year ended May 31, 2012, in accordance with ASC Topic 718.
(2)
The table below shows the number of stock options held by each of our non-employee directors as of May 31, 2012. The options owned by Richard Schaeffer are fully vested and were forfeited as of May 31, 2012. 200,000 of the options owned by Kaveh Meghdadpour are vested and the remaining 300,000 options will vest ratably 100,000 per year over the next three years provided that the director serves as a director for each 12 month period.

Name	Grant Date	No. of Securities Underlying Unexercised Options	Option Exercise Price ($)
Kaveh Meghdadpour	01/03/2011	500,000	0.35

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of May 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in column 1)

Stock Options	17,666,667	$0.35	2,333,333

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2012, information known to us about the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding shares of our common stock.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of our common stock subject to options currently exercisable or exercisable within 60 days of September 17, 2012, and not subject to repurchase as of that date, are deemed to be outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed to be outstanding for calculating the percentage of any other person. The percentage of ownership is based on shares outstanding as of September 17, 2012. Unless otherwise indicated, the address for those listed below is c/o TurkPower Corporation, 100 Park Avenue, Suite 1600, New York, New York 10017.

The table also shows the number of shares beneficially owned as of September 17, 2012 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Name of Beneficial Owner	Title of Class	Beneficial Ownership(1)	Percent of Class(2)
Commodore Commodity Corp. (3)	Series A Preferred Stock	5,973,196	9.6%
Ryan E. Hart (4) Director, Chief Executive Officer and Chief Financial Officer	Common Stock	9,000,000	3.6%

James Davidson, Director	Common Stock	2,000,000	*

Kaveh Meghdadpour, Director (5)	Common Stock	150,000	*

* Less than 1%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 246,002,365 shares of Common Stock outstanding as of September 17, 2012  and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3) Each share of Series A Preferred Stock votes as 260,000 shares of Common Stock.

(4) Effective November 16, 2011, the Board of Directors of TurkPower appointed Mr. Ryan E. Hart as Interim Chief Executive Officer and Interim Chief Financial Officer of TurkPower, to serve at the pleasure of the Board of Directors.

(5) Includes shares of Common Stock that may be acquired upon exercise of options.

(b) Director Independence.

Although the Company is not a listed issuer, under the NASDAQ definition of “independence”, Messrs. Davidson, Meghdadpour and Schaeffer qualify as independent directors.

 (c) Securities Authorized for Issuance Under Equity Compensation Plans.

There were no securities issued under equity compensation plans as of May 31, 2012. See Item 10 for a description of the 2011 Plan, which was adopted on August 29, 2011.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise disclosed herein, there have been no related party transactions, or any other transactions or relationships, including matters related to director independence, required to be disclosed pursuant to Items 404 or 407(a) of Regulation S-B.

ITEM 14- PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended May 31, 2012 and 2011 by Malone Bailey, LLP, the Company’s independent registered public accounting firm:

	2012	2011
Audit Fees (1)	$88,600	$57,700
Audit Related Fees (2)	-	-
Tax Fees (3)	-	2,500

Total Fees paid to auditor	$88,600	$60,200

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, TurkPower Corporation has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on September 17, 2012.

TurkPower Corporation

By:	/s/ Ryan Hart
Name: Ryan Hart
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Ryan E. Hart	Chief Executive Officer and Chief Financial Officer	September 17, 2012
Ryan E. Hart

/s/ James Dale Davidson	Director	September 17, 2012
James Dale Davidson

TURKPOWER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TurkPower Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of TurkPower Corporation and its subsidiaries (collectively “the Company”) as of May 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TurkPower Corporation and its subsidiaries as of May 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses from operations and has a working capital deficit as of May 31, 2012 which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
September 14, 2012

TurkPower Corporation
Consolidated Balance Sheets

	May 31,
	2012	2011
ASSETS
Current assets:
Cash	$299,298	$217,312
Prepaid expenses	-	10,000
Assets of discontinued operations	-	238,189
Total current assets	299,298	465,501

Assets of discontinued operations	-	1,228,909
TOTAL ASSETS	$299,298	$1,694,410

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$150,349	$142,722
Accrued interest	896,417	214,630
Related party payable	140,507	-
Derivative liabilities	508,819	-
Convertible debt – related party, net of unamortized discount of $- and $24,178 as of May 31, 2012 and 2011, respectively	393,159	398,981
Convertible debt, net of unamortized discount of $267,718 and $680,014 as of May 31, 2012, and 2011, respectively	3,782,282	694,986
Liabilities of discontinued operations	2,168,047	1,340,539
Total current liabilities	8,039,580	2,791,858

Stockholders' Deficit:

Series A Preferred stock: $0.0001 par value; 1,000 shares authorized; 240 and 0 shares issued or outstanding as of May 31, 2012 and 2011, respectively	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 150,750,414 and 99,993,158 shares issued and outstanding as of May 31, 2012 and 2011, respectively	15,075	9,999
A Additional paid-in capital	30,503,074	5,362,610
Subscription receivable	-	(70,000)
Accumulated other comprehensive income	177,819	40,400
Accumulated deficit	(38,403,391)	(6,437,477)
Total stockholder’s deficit of TurkPower Corporation	(7,707,423)	(1,094,468)
Non-controlling interest	(32,859)	(2,980)
Total stockholders’ deficit	(7,740,282)	(1,097,448)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$299,298	$1,694,410

See accompanying notes to the consolidated financial statements.

TurkPower Corporation
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended May 31,
	2012	2011

Revenue	$-	$-

Professional fees	324,292	249,487
Selling, general and administrative expenses	13,240,898	3,887,851
Total operating expenses	13,565,190	4,137,338

Loss from operations	(13,565,190)	(4,137,338)

Other expenses:
Derivatives, net	143,417	-
Interest expense	2,175,888	521,820
Loss on extinguishment of debt	827,593	-
Total other expense, net	3,146,898	521,820

Loss from continuing operations	(16,712,088)	(4,659,158)
Loss from discontinued operations	(15,283,705)	(1,207,888)

Net loss	(31,995,793)	(5,867,046)
Net loss attributable to non-controlling interest	29,879	2,416
Net loss attributable to TurkPower Corporation	$(31,965,914)	$(5,864,630)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.12)	$(0.04)
Loss from discontinued operations	$(0.11)	$(0.01)
Net loss per share	$(0.23)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	138,073,312	111,221,215

Comprehensive loss
Net loss	$(31,995,793)	$(5,867,046)
Translation adjustments	137,419	47,879
Comprehensive loss	(31,858,374)	(5,819,167)
Comprehensive loss attributable to non-controlling interest	29,879	2,416
Comprehensive loss attributable to TurkPower Corporation	$(31,828,495)	$(5,816,751)

See accompanying notes to the consolidated financial statements.

 TurkPower Corporation
Consolidated Statements of Stockholders’ Equity Deficit
For the years ended May 31, 2012 and 2011

							Accumulated
	Series A						Other		Non-	Total
	Preferred		Common		Paid-in	Subscription	Comprehensive	Deficit	Controlling	Stockholders'
	Stock	Amount	Stock	Amount	Capital	Receivable	Income	Accumulated	Interest	Equity(Deficit)
Balance, May 31, 2010	-	$-	112,575,000	$11,257	$1,004,970	$-	$(7,479)	$(572,847)	$(564)	$435,337
Cancellation of common shares	-	-	(20,750,000)	(2,075)	2,075	-	-	-	-	-
Stock issued for 2010 stock sale	-	-	750,000	75	(75)	-	-	-	-	-
Issuance of common stock with convertible debt	-	-	1,018,159	102	255,712	-	-	-	-	255,814
Beneficial conversion feature	-	-	-	-	509,114	-	-	-	-	509,114
Issuance of common stock
for cash	-	-	1,349,999	135	170,365	(70,000)	-	-		100,500
Stock-based compensation	-	-	5,050,000	505	3,420,449	-	-	-	-	3,420,954
Translation adjustments	-	-	-	-	-	-	47,879	-	-	47,879
Net loss	-	-	-	-	-	-	-	(5,864,630)	(2,416)	(5,867,046)
Balance, May 31 2011	-	$-	99,993,158	$9,999	$5,362,610	$(70,000)	$40,400	$(6,437,477)	$(2,980)	$(1,097,448)

Issuance of common stock for purchase of Mining Company	-	-	40,000,000	4,000	11,221,000	-	-	-	-	11,225,000

Issuance of warrants for purchase of Mining Company	-	-	-	-	587,173	-	-	-	-	587,173
Subscription receivable	-	-	-	-	-	70,000	-	-	-	70,000
Issuance of common stock with convertible debt	-	-	3,521,363	352	530,043	-	-	-	-	530,395
Beneficial conversion feature	-	-	-	-	409,734	-	-	-	-	409,734
Stock issued in conversion and extinguishment of debt	-	-	4,125,893	413	744,477	-	-	-	-	744,890
Issuance of common stock for cash	-	-	2,000,000	200	1,800	-	-	-	-	2,000
Stock-based compensation	-	-	1,110,000	111	834,546	-	-	-	-	834,657
Stock option expense	-	-	-	-	47,691	-	-	-	-	47,691
Issuance of preferred shares for services	240	-	-	-	10,764,000	-	-	-	-	10,764,000
Translation adjustments	-	-	-	-	-	-	137,419	-	-	137,419
Net loss	-	-	-	-	-	-	-	(31,965,914)	(29,879)	(31,995,793)
Balance, May 31, 2012	240	$-	150,750,414	$15,075	$30,503,074	$-	$177,819	$(38,403,391)	$(32,859)	$(7,740,282)

See accompanying notes to the consolidated financial statements.

TurkPower Corporation
Consolidated Statements of Cash Flows

	Year Ended May 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,995,793)	$(5,867,046)
Less: Loss from discontinued operations	15,283,705	1,207,888
Net loss from continuing operations	(16,712,088)	(4,659,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	47,691	-
Loss on derivatives	143,417	-
Amortization of deferred financing costs	20,000	-
Stock-based compensation	11,598,657	3,420,954
Amortization of debt discount	1,539,456	350,496
Loss on debt extinguishment	827,593	-
Changes in operating assets and liabilities:
Prepaid expenses	10,000	-
Accounts payable and accrued expenses	869,260	236,384
Cash used in continuing operations	(1,656,014)	(651,324)
Cash used in discontinued operations	(215,160)	(483,233)
NET CASH USED IN OPERATIONS	(1,871,174)	(1,134,557)

C CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in discontinued operations	(920,247)	(625,574)
CASH USED IN INVESTING ACTIVITIES:	(920,247)	(625,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	(20,000)	-
Proceeds from issuance of convertible debt	2,635,000	875,000
Payments on convertible debt	(50,000)	(20,000)
Proceeds from issuance of related party debt	-	50,000
Payments on related party debt	-	(40,000)
Advances from related parties	205,672	-
Payments on advances from related parties	(65,165)	-
Proceeds from sale of common stock	72,000	100,500
Cash provided by continuing operations	2,777,507	965,500
Cash provided by discontinued operations	-	813,926
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,777,507	1,779,426

EFFECT OF EXCHANGE RATES ON CASH	95,900	133,043

NET CHANGE IN CASH AND CASH EQUIVALENTS	81,986	152,338
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	217,312	64,974
CASH AND CASH EQUIVALENTS AT END OF YEAR	$299,298	$217,312

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$7,612	$103,082
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discount due to common stock issued with debt and beneficial conversion feature	$940,129	$764,929
Debt discount due to derivative liabilities issued with convertible debt	$162,853	$-
Conversion of accounts payable- related party into related party debt	$20,000	$-
Conversion of accounts payable to debt	$140,000	$-
Conversion of convertible debt to equity	$119,846	$-
Fair value of common stock issued to Seller of the Mining Company	$11,225,000	$-
Fair value of warrants issued to Seller of the Mining Company	$587,173	$-
Long-term deposit used to pay line of credit	$-	$660,552
Payment of related party payable through issuance of convertible debt	$-	$55,822
Payment of short-term debt through issuance of convertible debt	$-	$10,000
Payment of accounts payable through issuance of convertible debt	$-	$5,837
Conversion of advances from shareholder to convertible debt	$-	$71,500
Reclassification of deferred revenue to accounts payable	$-	$186,072
Subscription receivable for issuance of common stock	$-	$70,000
Cancelled shares	$-	$2,075

See accompanying notes to the consolidated financial statements.

TurkPower Corporation
Notes to Consolidated Financial Statements
May 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND OPERATIONS

TurkPower Corporation (“we”, “our”, “TurkPower” or the “Company”) has been a Turkish-American consulting and service operations firm and junior mining company. TurkPower offers its domestic and international clients consulting services and plans to act as a full service operator for wind, hydro, solar, coal and geothermal energy parks in Turkey..

In November of 2011, the Company ceased all operations in Turkey and has been attempting to sell its Turkish subsidiary. During 2012, the Company impaired its entire mining company investment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

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

Discontinued Operations

In accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements-Discontinued Operations, we reported the results of our Turkey operations as a discontinued operation. This is discussed in Note 4 “Discontinued Operations”.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Trade receivables and allowance for doubtful accounts

The Company extends unsecured credit to its customers in the ordinary course of business.  An allowance for doubtful accounts is established and recorded based on management’s assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.  If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when our internal collection efforts have been unsuccessful.  There was no allowance for doubtful accounts as of May 31, 2012 and 2011.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is provided on a straight-line basis, over the assets’ estimated useful lives.  The estimated useful lives of furniture and equipment are 3 – 5 years.   All property and equipment related to the operations in Turkey was written down to zero as of May 31, 2012.

Long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value.  Long-lived assets related to the operations in Turkey were fully impaired as of May 31, 2012 (see Note 4).

Deferred costs

During 2010, the Company entered into an agreement with a third party to participate in a consulting arrangement.  The Company was required to pay consulting fees of $200,000 to the third party and in return would receive a portion of any fees collected. The consulting fees paid to the third party were deferred in 2010.  The Company subsequently determined that the asset was not realizable and expensed the amount during the year ended May 31, 2011.

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

During the years ended May 31, 2012 and 2011 the Company’s revenues (included in discontinued operations) were principally derived from energy consulting services provided to several customers in Turkey.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of May 31, 2012 and 2011.

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

●	Level 1 —	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
●	Level 2—
Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

●	Level 1 —
Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of May 31, 2012:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$159,000	$-	$-	$159,000
Warrant derivative liabilities	349,819	-	-	349,819
Total	$508,819	$-	$-	$508,819

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at May 31, 2011	$-
Fair value of embedded conversion derivative liability at issuance	65,616
Fair value of warrant derivative liabilities at issuance	245,393
Change in fair value of warrant derivative liabilities included in loss on debt extinguishment	66,250
Unrealized derivative losses included in other income (expense)	131,560
Balance at May 31, 2012	$508,819

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

As at May 31, 2012, the derivatives were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.16, term of 0.06 years  - 1.25 years, expected volatility of 152% - 179%, and discount rates of 0.03% and 0.18%. The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

Foreign currency

The financial statements of the Company’s subsidiary in Turkey, for which the functional currency is the local currency, Turkish Lira (TRY or TRL), are translated into the reporting currency, U.S. dollars, using the exchange rate at the balance sheet date for all assets and liabilities.  The capital accounts are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period.  Translation adjustments are included in other comprehensive income within stockholders’ deficit.

Gain or losses from foreign currency transactions are recognized in income.

Concentration of credit risk

Cash is maintained in bank accounts which, at times, may exceed insured limits.  The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

Net loss per common share

Basic and diluted net loss per common share has been calculated by dividing the net loss for the year ended May 31, 2012, by the basic and diluted weighted average number of common shares outstanding.  Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the years ended May 31, 2012 and 2011, respectively.

Stock Based Payments

We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method.  Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassification

Certain accounts in the prior period were reclassified to conform with the current period financial statements presentation.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had a net loss of $31,965,914 for the year ended May 31, 2012 and had a working capital deficit as of May 31, 2012 of $7,740,282. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional working capital either through debt or equity financing.  The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

In November 2011, the Company determined that it would cease all operations in Turkey and sell its Turkish subsidiary, including its investment in the mining company. As a result, the Company has identified the assets and liabilities of the Turkish subsidiary as assets and liabilities of discontinued operations at May 31, 2012 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

A summarized operating result for discontinued operations is as follows:

	Year Ended
	May 31, 2012	May 31, 2011

Revenues	$9,988	$64,308
Selling, general and administrative expenses	(1,057,907)	(730,059)
Impairment of investment in mining company	(13,859,231)	-
Total operating expenses	(14,917,138)	(730,059)
Loss from operations	(14,907,150)	(665,751)
Other income (expense)
Interest expense, net	(317,876)	(401,393)
Gain on extinguishment of debt	115,930	-
Foreign currency loss	(174,609)	(140,744)
Total other expense	(376,555)	(542,137)
Loss from discontinued operations	$(15,283,705)	$(1,207,888)

The losses from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	May 31, 2012	May 31, 2011
Cash	$-	$129,739
Receivables	-	64,465
Prepaid expenses and other current assets	-	43,985
Total current assets of discontinued operations	-	238,189
Investment in Mining Company, at cost	-	1,206,869
Property and equipment, net	-	22,040
Total assets of discontinued operations	$-	$1,467,098

Accounts payable and accrued expenses	$1,205,173	$393,231
Accrued interest	216,420	304,542
Short-term debt, net	746,454	642,766
Total current liabilities of discontinued operations	$2,168,047	$1,340,539

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

On June 30, 2011, the Company entered into a Share Purchase Agreement with Avrasya Yapi Yaturum Hizmetleri A.S. (the “Seller”).  The Company agreed to acquire from the Seller 50% of the Seller’s shares  in Maksor Madencilik Sanayi Ve Ticaret Anonim Sirketi (previously known as Exxaro Madencilik Sanayi ve Ticaret A.S. prior to its name change on May 17, 2011) for cash, and the issuance of certain TurkPower common shares and warrants.   The Seller accepted the €1,000,000 deposit paid in May 2010 as the initial payment and the Company paid the Seller an additional €500,000 ($716,886) during the year ended May 31, 2012.

The Company issued to the shareholders of the Seller 25,000,000 common shares on July 12, 2011, which were valued at $0.32 per share, the closing price on that day for a total value of $8,000,000. On September 16, 2011, the Company issued another 15,000,000 common shares valued at $0.215, the closing price on that day for a total value of $3,225,000.

The Company also issued to the Seller 3,400,000 warrants to purchase common shares on September 14, 2011 which were valued at $587,173.  The warrants were valued using the Black-Scholes option pricing model on the issuance date with the following assumptions: stock price on the measurement date of $0.21; term of 3 years; expected volatility of 171% and discount rate of 0.35%.

The Company reviews its investment in the mining company for impairment on an annual basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. As at May 31, 2012, the Company determined that its investment in the mining company was fully impaired.  As a result, the Company recorded an impairment of $13,859,231 on its investment in the mining company, which is included in the loss from discontinued operations.

Short-term debt included in Liabilities of Discontinued Operations

On April 27, 2010, the Company’s Turkish subsidiary borrowed €450,000 ($555,692) from a third party. The loan is unsecured, bears annual interest at 25.0% and was payable in full on October 27, 2010. The annual interest rate increased to 60% on October 28, 2010, when the loan became in default. On August 2, 2011, the Turkish subsidiary and the lender cancelled the previous loan agreement and agreed to terms for the repayment of the €450,000 short-term debt and related interest under which the Turkish subsidiary agreed to pay the lender €200,000 on August 15, 2011, and €100,000 each month thereafter through December 15, 2011 after which the Turkish subsidiary would have paid the lender €600,000 in aggregate. In addition the Company agreed to issue the lender 300,000 common shares. The Turkish subsidiary did not make any of the scheduled payments to the lender. While delinquent, the Turkish subsidiary is required to pay 2.5% interest per month on the €600,000 loan to the lender.  As of May 31, 2012, this loan is in default.

The Company evaluated this debt modification as substantial under ASC 470-50 and that the revised terms constituted a debt extinguishment. As a result, the Turkish subsidiary recognized a gain on debt extinguishment of $115,930 representing the difference in the carrying value of the debt immediately prior to the modification of $1,016,915, consisting of $645,660 (€450,000) and $371,255 of accrued interest, and the fair value of the note immediately after the extinguishment determined to be $821,485 (€600,000) less the fair value of the shares which are owed to the lender of $79,500. The Turkish subsidiary also recognized a discount on the debt of $39,395 for imputed interest on the new note. The Turkish subsidiary amortized the note discount through the December 15, 2011 term of the note, and recorded amortization expense of $39,395 during the year ended May 31, 2012.

NOTE 5 – CONVERTIBLE DEBT

Six-Month Secured Convertible Debenture issued with warrants

On August 22, 2011, the Company borrowed $250,000 under a secured convertible debenture issued to a third party together with 1,136,363 common shares and 1,100,000 warrants.  As security, the Company granted the third party a first priority lien on all of the assets of the Company. The secured debenture bears annual interest at 18%, matures at the earlier of 1) six months and 2) upon the Company’s receipt of $500,000 of debt or equity proceeds and, together with any unpaid interest, is convertible into common shares at a conversion rate of $0.25 per share.

The relative fair value of the 1,136,363 shares of $87,147 and the fair value of the warrant liabilities and embedded conversion derivative liabilities of $174,709 was recognized as a discount to the full amount of the debt with the difference of $11,856 being recognized as a “day 1” derivative loss. The debt discount is accreted to interest expense over the life of the secured debenture.

The 1,100,000 warrants have a term of 1 year and  are exercisable at $0.25 per share. In the event the Company raises equity at less than $0.25 per share or convertible debt which may be converted into common shares at a conversion rate of less than $0.25 per share, the holder shall receive the same terms as the terms of the new financing arrangement (which could decrease the conversion rate of the convertible debt and could decrease the exercise price of the warrants). As a result, the Company determined that the conversion feature of the secured debenture and the related warrants are derivative liabilities.

Debt Modification

On February 29, 2012, the Company entered into an agreement with the holder to extend the maturity date of the secured debenture to June 22, 2012 in exchange for 3,250,258 common shares.  Additionally, the 1,100,000 1-year warrants issued in connection with the secured debenture were modified by (i) extending its expiration date for another twelve months to September 1, 2013 (ii) lowering the exercise price from $0.25 to $0.1275 per warrant share and (iii) increasing the number to 2,200,000 warrants.

The Company evaluated the modification and determined that it was substantial and was therefore accounted as an extinguishment of debt.  Consequently, the fair value of the common shares of $549,294, the fair value of the additional warrants and the incremental fair value of the modified warrants of $202,549 was recorded as loss on debt extinguishment during the year ended May 31, 2012.  Simultaneously, the Holder converted $6,186 of the interest owed into 24,742 common shares.

There was no further extension of the secured debenture and the debt is currently in default.

Fiscal year 2012 One Year Term Debentures

On various dates from June 1, 2011 to May 31, 2012, the Company borrowed $2,385,000 by issuing convertible debentures to third parties together with 2,385,000 common shares. The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share. The relative fair value of the 2,385,000 common shares at the time of issuance was $443,248 and was recorded as a debt discount with a corresponding increase in equity. The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

The Company also issued $160,000 of the convertible notes (of which $20,000 was related party – see Note 9) along with 160,000 common shares for services and recorded stock compensation expense of $237,750 based on the fair value of the common stock into which it could be converted.

The convertible debentures were analyzed for a beneficial conversion feature at which time it was concluded that a beneficial conversion feature existed for certain convertible debentures. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $409,734. This amount was recorded as a debt discount and is being amortized to interest expense over the terms of the debentures.

The Company analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

Fiscal year 2011 One Year Term Debentures

On various dates from March 7, 2011 to May 31, 2011, the Company issued convertible debentures totaling $1,018,159 to third party and related party investors together with 1,018,159 common shares ($143,159 of these convertible debentures were issued to a related party, of which $50,000 was paid on November 3, 2011) (see Note. 9).  The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share. The relative fair value of the 1,018,159 common shares at the time of issuance was $255,814 and was recorded as a debt discount with a corresponding increase in equity. The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

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

The Company analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments

On January 6, 2012, an investor converted $113,660 of convertible debenture and accrued interest into 450,893 common shares. The unamortized discount of $38,483 was expensed in the current period as interest expense.

During the year ended May 31, 2012, three convertible debentures were modified to extend their respective maturity dates and 400,000 shares were issued to the respective holders as consideration for the extension. The Company evaluated the modification and determined that it was substantial and was therefore accounted as an extinguishment of debt.  Consequently, the fair value of the common shares of $75,750 was recorded as loss on debt extinguishment during the year ended May 31, 2012.

At May 31, 2012, convertible debentures totaling to $1,648,159 remain unpaid and are incurring annual interest of 20%. These debentures are currently in default.

During the year ended May 31, 2012, the Company made principal payments of $50,000 on the above convertible debentures.

For the years ended May 31, 2012 and 2011, debt discount amortization recorded to interest amounted to $1,539,456 and $350,496, respectively.

NOTE 6 – LINE OF CREDIT

The Company entered into a line of credit with a financial institution for 1,100,000 TRL ($699,105) on June 16, 2010, of which the Company borrowed 1,000,000 TRL ($635,550).  Amounts borrowed under the line of credit bear interest at 11% annually.  The note was paid in full during the year ended May 31, 2011(see Note 4).

NOTE 7 – STOCKHOLDERS’ EQUITY

In March 2012, the Company designated 1,000 of its preferred stock as Series A Convertible Preferred Stock with a par value of $.0001.  Each share of the Series A Convertible Preferred Stock is convertible to 260,000 common shares.

The Company had the following equity transactions:

Fiscal year 2012

In 2012, the Company received $72,000 from the sale of 2,700,000 common shares (of which 700,000 were issued during the year ended May 31, 2011).

During the year ended May 31, 2012, the Company issued 1,110,000 fully vested common shares and 240 Series A Convertible Preferred Stock to consultants and an employee for services provided to the Company and recorded the stock-based compensation of $11,598,657 which is equivalent to the fair value of the shares at the date of grant.

Fiscal year 2011

On various dates in April and May 2011, the Company sold 1,349,999 common shares for a total of $170,500 of which $70,000 is reflected as a subscription receivable as of May 31, 2011.  This amount was collected in June 2011.

On various dates in April and May 2011, the Company issued a total of 2,650,000 common shares to several investors (including 500,000 shares issued to a related party) for providing advisory services.  The Company recorded stock-based compensation of $917,000 which is equivalent to the fair value of the shares at the date of grant.

On various dates in April and May 2011, the Company issued 400,000 common shares to a consulting firm for providing advisory services to the Company and recorded the stock-based compensation of $157,500 which is equivalent to the fair value of the shares at the date of grant.

On April 13, 2011 the Company issued 2,000,000 common shares to a newly appointed director of the Company.  The shares vest immediately and the Company recorded stock-based compensation of $710,000 which is equivalent to the fair value of the shares at the date of grant.  The Company also granted to the director an additional 2,000,000 common shares which will vest over a period of 18 months of continuous service.  The fair value of these shares amounted to $710,000 of which $473,657 and $62,247was recognized as stock-based compensation expense for the years ended May 31, 2012 and 2011, respectively.

During the year ended May 31, 2011, the Company cancelled 20,750,000 common shares.

NOTE 8 – INCOME TAXES

At May 31, 2012 and 2011, the Company had net operating loss carry–forwards for U.S. Federal income tax purposes of approximately $23,000,000 and $2,636,000, respectively that may be offset against future taxable income through 2031.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  No tax benefit has been recognized with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets as of May 31, 2012 and 2011 of approximately $7,800,000 and $896,000, respectively, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any uncertain income tax positions or accrued interest or penalties included in the consolidated balance sheets at May 31, 2012 and 2011, and did not recognize any interest and/or penalties in the consolidated statements of operations during the years ended May 31, 2012 and 2011.

Deferred tax assets consist of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 9 - RELATED PARTY TRANSACTIONS

On July 8, 2011, the Company issued a shareholder $20,000 of convertible debt and 20,000 common shares for services and recorded stock compensation expense of $39,500 based on the fair value of the common stock which could be converted. On November 3, 2011, the Company paid $50,000 of convertible debt owed to a related party (see Note 5).   As of May 31, 2012, the outstanding convertible debentures owed to this shareholder amounted to $393,159.

The Turkish subsidiary of the Company received certain advances during fiscal year 2012 and 2011 from a shareholder.  As of May 31, 2012 and May 31, 2011, the amounts owed to this shareholder were $14,153 and $41,206, respectively and are recorded as liabilities in discontinued operations.

The Company received non-interest bearing advances from shareholders totaling $205,672 and made repayments of $65,165 during the year ended May 31, 2012.  As of May 31, 2012, amounts due to these shareholders totaled $140,507.

NOTE 10– STOCK OPTIONS

Fiscal Year 2012

On August 29, 2011, the Company issued 10,500,000 options to purchase shares of its common stock to a member of management and two directors of the Company. The options have a ten year term and are not exercisable until the earliest of the Company’s achieving a market capitalization of at least $150 million or the date the Company’s annual earnings before interest, taxes and depreciation is at least $7,500,000 in accordance with the stock option award agreements. The option grant date fair value was determined to be $2,291,253. The Company has determined that these performance criteria are not probable at May 31, 2012 therefore the Company has not recorded compensation expense related to these stock options for the year ended May 31, 2012. In the event there is a change of control, the stock options shall immediately vest.

Fiscal Year 2011

On January 3, 2011 the Company granted 500,000 options to purchase common shares to a newly appointed director of which 100,000 options vested immediately and the remaining 400,000 options vest over a period of 4 years.  These options were granted with an exercise price of $0.35 per share and a term of 3 years.  The options have a fair value of $171,666 which was calculated using the Black-Scholes option-pricing model.

On May 2, 2011, the Company issued 250,000 options to purchase common shares to a newly appointed director which vest immediately.  These options were granted with an exercise price of $0.35 per share and a term of 3 years.  The options have a fair value of $69,027 which was calculated using the Black-Scholes option-pricing model.

On various dates in April and May 2011, the Company issued 6,666,667 options to purchase common shares to several investors for services rendered which vested immediately.  These options were granted with an exercise price of $0.35 per share and a term of 3 years.   The options have a fair value of $1,476,646 which was calculated using the Black-Scholes option-pricing model.

Stock option activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2010	-	$-	-	$-
Granted	7,416,667	$0.35	3.00	$445,000
Outstanding at May 31, 2011	7,416,667	$0.35	2.87	$445,000
Granted	10,500,000	$0.35	9.25	$-
Forfeited	(250,000)	$0.35	-
Outstanding at May 31, 2012	17,666,667	$0.35	6.31	$-
Exercisable at May 31, 2012	6,866,667	$0.35	1.89	$-

During the year ended May 31, 2012, the Company recognized option expense of $47,691.  As of May 31, 2012, there was approximately $2,386,694 of total unrecognized compensation cost related to non-vested stock options which is expected to be substantially recognized when certain performance conditions are met.

The fair value of the options granted during the year ended May 31, 2012 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date	$$0.24
Risk-free interest rate	$0.99%
Dividend yield	0%
Volatility factor	158%
Weighted average expected life	5 years
Expected forfeiture rate	0%

Warrants

Warrant activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2011	-	$-	-	$-
Granted	5,600,000	$0.21	1.88	$-
Outstanding at May 31, 2012	5,600,000	$0.21	1.88	$-
Exercisable at May 31, 2012	5,600,000	$0.21	1. 88	$-

The fair value of the warrants granted during the year ended May 31, 2012 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date	$0.20 – 0.21
Risk-free interest rate	$0.095 – 0.35%
Dividend yield	0%
Volatility factor	150%-170%
Weighted average expected life	1-3 years
Expected forfeiture rate	0%

NOTE 11 – COMMITMENT AND CONTINGENCIES

Lawsuit

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

Except as disclosed herein, we are not aware of any material, existing or pending legal proceedings nor are we involved as a plaintiff in any material proceeding or pending litigation.

Acquisition of BEST, LLC

On December 20, 2011, the Company entered into a share exchange agreement (as amended and supplemented on April 24, 2012 and May 12, 2012, respectively) with Seacrest RUS, a company organized under the laws of the Russian Federation and Seacrest Trading Ltd (collectively “Seacrest”), the shareholders of Seacrest, the equityholders of BEST, LLC (“BEST”), a company organized under the laws of the Russian Federation, to acquire a 100% equity interest in BEST in exchange for an aggregate of (i) 120,000,000 common shares,  (ii) 1,000 Series A Convertible Preferred Stock and (iii) 1,000 Series B Perpetual, Convertible Preferred Stock (collectively, the “Exchange Shares”). BEST owns a 49-year lease to develop and operation a coal mine in Novosibirsk, Russia and approximately 180,000 metric tons of saleable coking coal.   In connection with the planned acquisition, the Company issued on March 13, 2012, 2,500,000 common shares and 425 Series A Preferred shares.

The Exchange Shares were held in escrow pending satisfactory, documentary proof of (a) transfer of a minimum forecasted extractable quantity of coal of 100,000,000 metric tons of coal and the owner of saleable coking coal stock of not less than $20,000,000 to the Company and the inventory’s value from a independent third party or through sale of the inventory; (b) transfer of title and mining rights to the 49-year lease to develop, operate and mine Zavyalov Square, Part 1 at the Toguchina coal field, located in Novosibirsk, Russia to the Company; (c) that there is a forecasted extractable quantity of coal equal to a minimum of 100,000,000 metric tons at the Toguchina coal field; (d) that Seacrest has delivered audited financial statements prepared in US GAAP format within sixty (60) days of the date hereof and (e) that the Seacrest financial statements report no outstanding material liabilities that would have a material adverse effect on the operations of Seacrest and/or the Toguchina operations or ownership of any other assets other than the Toguchina operations (collectively, the “Release Conditions”).  The Company has the right to terminate the share exchange agreement if the Release Conditions have not been satisfied within sixty days from the closing of the transaction.

As of July 24, 2012, the Company has not received documentary proof of any of the Release Conditions and accordingly, the Company exercised its right to terminate the share exchange agreement and has advised Seacrest of the related termination.  As a result of the termination, the 2,500,000 common shares and 425 Series A Preferred shares are not shown as issued and outstanding in the consolidated financial statements.

On March 1, 2012, the Company agreed to loan up to $1.4 million to Seacrest.  The loan has a term of 120 days and is subject to a monthly interest of 2%.  An initial advance on the loan of $425,000 was made as of May 31, 2012. As a result of the termination disclosed above, the advance is fully reserved as of May 31, 2012.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the end of the year, the Company had the following equity transactions:

•	In August 2012, the Company converted 240 preferred shares to 62,400,000 common shares.
•	During the period June through September 2012, the Company issued 3,096,845 common shares for services valued at approximately $230,000.
•	During the period July through August, the Company converted approximately $1,400,000 of convertible debt into a total of 17,827,451 common shares.