Form 10-K/A
period 2012-05-31
TurkPower Corp
filed 2012-10-19
CIK 1368055

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note: The purpose of this Amendment No 1. to TurkPower Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012, filed with the Securities and Exchange Commission on September 18, 2012 (the “Form 10-K”), is to provide the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

The Exhibit Index following the signature page is hereby incorporated by reference herein.

Exhibit Number	Description of Exhibits
31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*
These exhibits were previously included or incorporated by reference in TurkPower Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012, filed with the Securities and Exchange Commission on September 18, 2012.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 19, 2012

TURKPOWER CORPORATION
(Registrant)

By:	/s/ Ryan Hart
Name	Ryan Hart
Title	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)