Form 10-Q
period 2012-08-31
TurkPower Corp
filed 2012-10-22
CIK 1368055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000-52630

TURKPOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	26-2524571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Park Avenue Suite 1600 New York, New York 10017
(Address of principal executive offices)

(212) 984-0628
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 294,766,158 shares of common stock, par value $0.0001 per share, as of October 22, 2012.

TurkPower Corporation

TurkPower Corporation

Consolidated Balance Sheets

Unaudited

	August 31, 2012	May 31, 2012
ASSETS
Current assets:
Cash	$85	$299,298
Total current assets	85	299,298

TOTAL ASSETS	$85	$299,298

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$178,520	$150,349
Accrued interest	629,075	896,417
Related party payable	72,107	140,507
Derivative liabilities	113,619	508,819
Convertible debt – related party, net of unamortized discount of $1,953 and $- as of August 31, 2012 and May 31, 2012, respectively	30,047	393,159
Convertible debt, net of unamortized discount of $110,892 and $267,718 as of August 31, 2012 and May 31, 2012, respectively	2,824,108	3,782,282
Liabilities of discontinued operations	2,258,399	2,168,047
Total current liabilities	6,105,875	8,039,580

Total liabilities	6,105,875	8,039,580

Stockholders' Deficit:

Series A Preferred stock: $0.0001 par value; 1,000 shares authorized; 0 and 240 shares issued or outstanding as of August 31, 2012 and May 31, 2012, respectively	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 242,871,713 and 150,750,414 shares issued and outstanding as of August 31, 2012 and May 31, 2012, respectively	24,287	15,075
Additional paid-in capital	34,384,135	30,503,074
Accumulated other comprehensive income	160,267	177,819
Accumulated deficit	(40,641,620)	(38,403,391)
Total stockholder’s deficit of TurkPower Corporation	(6,072,931)	(7,707,423)
Non-controlling interest	(32,859)	(32,859)
Total stockholders’ deficit	(6,105,790)	(7,740,282)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$85	$299,298

See accompanying notes to the unaudited consolidated financial statements.

TurkPower Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

Unaudited

	Three Months Ended
	August 31, 2012	August 31, 2011

Professional fees	$82,986	$103,231
Selling, general and administrative expenses	484,999	655,980
Total operating expenses	567,985	759,211
Loss from operations	(567,985)	(759,211)

Other expenses (income):
Derivatives loss (gain)	(395,200)	183,988
Interest expense	394,421	378,863
Loss on extinguishment of debt	631,476	-
Debt conversion expense	966,747	-
Total other expense, net	1,597,444	562,851

Loss from continuing operations	(2,165,429)	(1,322,062)
Loss from discontinued operations	(72,800)	(281,319)

Net loss	(2,238,229)	(1,603,381)
Net loss attributable to non-controlling interest	-	524
Net loss attributable to TurkPower Corporation	$(2,238,229)	$(1,602,857)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)
Net loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	184,520,776	118,321,260

Comprehensive loss
Net loss	$(2,238,229)	$(1,603,381)
Translation adjustments	(17,552)	49,659
Comprehensive loss	(2,255,781)	(1,553,722)
Comprehensive loss attributable to non-controlling interest	-	524
Comprehensive loss attributable to TurkPower Corporation	$(2,255,781)	$(1,553,198)

See accompanying notes to the unaudited consolidated financial statements.

TurkPower Corporation

Consolidated Statement of Stockholders’ Deficit

For the three months ended August 31, 2012

Unaudited

					Accumulated
	Series A				Additional	Other		Non-	Total
	Preferred		Common		Paid-in	Comprehensive	Deficit	Controlling	Stockholders'
	Stock	Amount	Stock	Amount	Capital	Income	Accumulated	Interest	Deficit
Balance, May 31, 2012	240	$-	150,750,414	$15,075	$30,503,074	$177,819	$(38,403,391)	$(32,859)	$(7,740,282)
Stock issued in conversion and extinguishment of debt	-	-	28,130,966	2,813	3,608,506	-	-	-	3,611,319
Issuance of common stock with convertible debt	-	-	32,000	3	1,950	-	-	-	1,953
Stock-based compensation	-	-	975,000	98	238,986	-	-	-	239,084
Stock issued to settle accrued expenses	-	-	583,333	58	37,859	-	-	-	37,917
Conversion of Series A Preferred Shares to common stock	(240)	-	62,400,000	6,240	(6,240)	-	-	-	-
Translation Adjustments	-	-	-	-	-	(17,552)	-	-	(17,552)
Net loss	-	-	-	-	-	-	(2,238,229)	-	(2,238,229)
Balance,August 31, 2012	240	$-	242,871,713	$24,287	$34,384,135	$160,267	$(40,641,620)	$(32,859)	$(6,105,790)

See accompanying notes to the unaudited consolidated financial statements.

TurkPower Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended
	August 31, 2012	August 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,238,229)	$(1,603,381)
Less: Loss from discontinued operations	72,800	281,319
Net loss from continuing operations	(2,165,429)	(1,322,062)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on derivatives	(395,200)	183,988
Stock-based compensation	239,084	333,806
Amortization of debt discount	156,826	277,990
Loss on debt extinguishment	631,476	-
Gain on settlement of accrued expenses	(24,583)	-
Debt conversion expense	966,747	-
Changes in operating assets and liabilities:
Prepaid expenses	-	10,000
Accounts payable and accrued expenses	328,266	144,515
Cash used in continuing operations	(262,813)	(371,763)
Cash used in discontinued operations	-	(173,672)
NET CASH USED IN OPERATIONS	(262,813)	(545,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in discontinued operations	-	(857,835)
CASH USED IN INVESTING ACTIVITIES:	-	(857,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	32,000	1,060,000
Advances from related parties	35,100	-
Payments on advances from related parties	(103,500)	-
Proceeds from sale of common stock	-	70,000
Cash provided by (used in) continuing operations	(36,400)	1,130,000
Cash used in discontinued operations	-	(19,896)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(36,400)	1,110,104

EFFECT OF EXCHANGE RATES ON CASH	-	91,402

NET CHANGE IN CASH AND CASH EQUIVALENTS	(299,213)	(201,764)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,298	217,312
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85	$15,548

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discount due to common stock issued with debt and beneficial conversion feature	$1,953	$683,273
Debt discount due to derivative liabilities issued with convertible debt	$-	$176,983
Common stock issued to settle accrued expenses	$37,917	$-
Conversion of convertible debt and accrued interest to equity	$2,013,096	$-
Interest converted to debt principal	$25,000	$-
Fair value of common stock issued to Sellers of the Mining Company	$-	$8,000,000
Conversion of Series A Preferred Stock to common stock	$6,240	$-

See accompanying notes to the consolidated financial statements.

TurkPower Corporation

Notes to Consolidated Financial Statements

August 31, 2012

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

TurkPower Corporation (“we”, “our”, “Turkpower” or “the Company”) was incorporated in the State of Delaware on November 4, 2004 as Global Ink Supply Company and was organized for the purpose of forming a vehicle to pursue a business combination. The Company has been a Turkish-Americal consulting and service operations firm and junior mining company whose operations in Turkey were discontinued in November 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim consolidated financial statements for the three months ended August 31, 2012 and 2011 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K, which was filed on September 18, 2012.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of August 31, 2012:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$22,558	$-	$-	$22,558
Warrant derivative liabilities	91,061	-	-	91,061
Total	$113,619	$-	$-	$113,619

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at May 31, 2012	$508,819
Unrealized derivative gains included in other expense	(395,200)
Balance at August 31, 2012	$113,619

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

The derivatives were valued using the Black-Scholes option pricing model with the following assumptions:

	August 31, 2012	May 31, 2012
Market value of stock on measurement date	$0.078	$0.16
Risk-free interest rate	$0.09 – 0.16%	$0.03 – 0.18%
Dividend yield	0%	0%
Volatility factor	118 – 162%	152 – 179%
Term	0.17 – 1 year	0.06 – 1.25 years

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had a net loss of $2,238,229 for the three months ended August 31, 2012 and had a working capital deficit as of August 31, 2012 of $6,105,790. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional working capital either through debt or equity financing.  The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

In November 2011, the Company determined that it would cease all operations in Turkey and sell its Turkish subsidiary, including its investment in the mining company. As a result, the Company has identified the assets and liabilities of the Turkish subsidiary as assets and liabilities of discontinued operations at August 31, 2012 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

A summarized operating result for discontinued operations is as follows:

	Three months ended
	August 31, 2012	August 31, 2011

Revenues	$-	$8,223
Selling, general and administrative expenses	-	(164,532)
Total operating expenses	-	(164,532)
Loss from operations	-	(156,309)
Other income (expense)
Interest expense, net	(72,800)	(108,087)
Gain on extinguishment of debt	-	115,930
Foreign currency loss	-	(132,853)
Total other expense	(72,800)	(125,010)
Loss from discontinued operations	$(72,800)	$(281,319)

The decline in activity in the current period is due to the Company ceasing its operations in Turkey. The losses from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance.

Summary of liabilities of discontinued operations is as follows:

	August 31, 2012	May 31, 2012

Accounts payable and accrued expenses	$1,214,930	$1,205,173
Accrued interest	290,972	216,420
Short-term debt, net	752,497	746,454
Total current liabilities of discontinued operations	$2,258,399	$2,168,047

Short-term debt included in Liabilities of Discontinued Operations

As of August 31, 2012 and May 31, 2012, the Company owes $752,497 and $746,454 and, respectively, to an unrelated party. These amounts are included in liabilities of discontinued operations. The loan is unsecured, bears annual interest at 25.0% and matured on December 15, 2011. While delinquent, the Turkish subsidiary is required to pay 2.5% interest per month on the principal balance to the lender. As of August 31, 2012 and May 31, 2012, accrued interest related to this note, included in liabilities of discontinued operations, is $290,972 and $216,420, respectively. The Company recorded interest expense of $72,800 and $89,447 for the three months ended August 31, 2012 and 2011. As of August 31, 2012, this loan is in default.

NOTE 5 – CONVERTIBLE DEBT

Six-Month Secured Convertible Debenture issued with warrants

On July 21, 2012 the Company entered into an agreement with the holder to extend the maturity date of the secured debenture to November 1, 2012 and to convert $25,000 of accrued interest to principal.  Under the terms of the new agreement, the conversion price of the debt was changed from $0.25 per share to $0.10 per share. Additionally, the 2,200,000 1-year warrants issued in connection with the secured debenture were modified, lowering the exercise price from $0.1275 to $0.10 per warrant share, and the holder was issued an additional 8 million shares of common stock, valued at $623,200.

The Company evaluated the modification and determined that it was substantial and was therefore accounted for as an extinguishment of debt.  Consequently, the fair value of the 8 million common shares of $623,200 and the incremental fair value of the modified warrants of $8,276 was recorded as loss on debt extinguishment of $631,476 during the three months ended August 31, 2012.

As of August 31, 2012, the outstanding balance on the debenture amounted to $275,000.

One Year Term Debentures

Borrowings

During the three months ended August 31, 2012, the Company borrowed $32,000 by issuing convertible debentures to a related party together with 32,000 common shares. The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share. The relative fair value of the shares at the time of issuance was $1,953 and was recorded as a debt discount and a corresponding increase in equity. The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

The convertible debenture was analyzed for a beneficial conversion feature at which time it was concluded that no beneficial conversion feature exists. The Company also analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

Conversions

During the three months ended August 31, 2012 the Company converted $1,533,159 of convertible debt and accrued interest of $479,937 into 20,130,966 common shares. In order to induce conversion, the conversion price on these debentures was modified from $0.25 per share to $0.10 share. The Company accounted for the conversion as induced conversion under the guidance of FASB ASC 470-20. Consequently, the Company recognized a debt conversion expense of $966,747 which is equivalent to the fair value of the incremental shares issued as result of the reduction in the conversion price.

As of August 31, 2012, the balance of convertible debentures was $2,967,000 which includes convertible debentures that are currently in default and subjected to a default interest of 20% amounting to $1,260,000.

For the three months ended August 31, 2012 and 2011, debt discount amortization recorded to interest amounted to $156,826 and $277,990, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company had the following equity transactions during the three months ended August 31, 2012:

  In August 2012, the Company converted 240 preferred shares into 62,400,000 common shares.
  Convertible debentures totaling $1,533,159 and accrued interest of $479,937 were converted into 20,130,966 common shares (see Note 5).
  32,000 common shares were issued to a related party in connection with the issuance of a convertible debenture for $32,000 (see Note 5).
  975,000 common shares with a fair value of $120,751 were issued for services
  583,333 common shares with a fair value of $37,917 were issued as settlement of unpaid director’s fees

The Company also recognized stock-based compensation expense of $118,333 equivalent to the vested portion of the 2,000,000 shares granted to a director of the Company in fiscal year 2011.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company received non-interest bearing advances from shareholders totaling $35,100 and made repayments of $103,500 during the three months ended August 31, 2012. As of August 31, 2012, amounts due to these shareholders totaled $72,107.

NOTE 8– STOCK OPTIONS

Stock option activity for three months ended August 31, 2012 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2012	17,666,667	$0.35	6.31	$-
Granted	-	$-
Forfeited	(5,225,000)	$0.35
Outstanding at August 31, 2012	12,441,667	$0.35	4.9	$-
Exercisable at August 31, 2012	6,941,667	$0.35	1.66	$-

As of August 31, 2012, there was approximately $1,200,180 of total unrecognized compensation cost related to non-vested stock options which is expected to be substantially recognized when certain performance conditions are met or when there is a change of control.

Warrants

Warrant activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2012	5,600,000	$0.21	1.88	$-
Granted	-	$-	-
Outstanding at August 31, 2012	5,600,000	$0.25	1.63	-
Exercisable at August 31, 2012	5,600,000	$0.25	1.63	$-

NOTE 9 – COMMITMENT AND CONTINGENCIES

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

On October 2, 2012, the Company was served with a Summons and Notice of Motion for Summary Judgment in an action entitled Turigay Affiliates Corp. v. TurkPower Corporation, Index No. 653415/2012, Supreme Court, New York County. The Plaintiff is seeking repayment of amounts loaned to the Company’s Turkish subsidiary. The liability related to this loan is included under Liabilities of discontinued operation in the consolidated balance sheets.

Except as disclosed above, the Company is not a party to any other material pending legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

NOTE 10 - SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through May 31, 2012, the end of the period reports to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event should be disclosed:

•	46,000,000 common shares and 1,074,999 Series C convertible preferred shares were issued in connection with the Company’s agreement with Ouro do Brasil Holdings Ltd. (OBH) and IMS Engenharia Mineral Ltda. (IMH) related to its planned acquisition of a 99.9% interest in Zinco do Brasil Minera cao Ltda., a company to be formed under the laws of Brazil. The Series C preferred shares have a par value of $.001 per share and are convertible into 100 common shares apiece. The Company is committed to issue another 61,500,000 common shares. However, those shares have not yet been issued pending the closing of the transaction and shareholder approval of the Company’s application to effect a reverse stock split on a 1:15 basis and the increase in its authorized capital stock from 300,000,000 shares to 800,000,000 common shares.
•	5,022,100 common shares were issued upon conversion of $38030,000 convertible notes and $122,210 accrued interest
•	550,000 common shares valued at approximately $48,600 were issued as compensation under agreements with vendors
•	322,345 common shares were issued in lieu of payments of vendor invoices totaling $30,139

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

(a) Overview

TurkPower Corporation was incorporated in the State of Delaware on November 4, 2004 as Global Ink Supply Company and was organized for the purpose of forming a vehicle to pursue a business combination. On May 11, 2010, an amendment was filed with the Secretary of State of Delaware to change the name of the Company to TurkPower Corporation. On September 28, 2012, an amendment was filed with the Secretary of State of Delaware to (i) change the name of the Company to Zinco do Brasil, Inc., (ii) effect a reverse split on a 1:15 basis and (iii) increase the number of the Company’s authorized shares of capital stock from 310,000,000 shares to 810,000,000 of which 800,000,000 shares will be common stock par value $0.0001 per share (the “Common Stock”) and 10,000,000 shares will be preferred stock (the “Preferred Stock”) par value $0.0001 per share. This amendment has not yet been approved as of the date of this filing.

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

The Exchange Shares were held in escrow pending satisfactory, documentary proof of (a) transfer of a minimum forecasted extractable quantity of coal of 100,000,000 metric tons of coal and the owner of saleable coking coal stock of not less than $20,000,000 (the “Inventory”) to the Company and the Inventory’s value from an independent third party or through sale of the Inventory; (b) transfer of title and mining rights of a forty-nine (49) year lease to develop operate and mine Zavyalov Square, Part 1 at the Toguchina Coal Field, located in Novosibirsk, Russia (the “Toguchina Operations”) to the Company; (c) that there is a forecasted extractable quantity of coal equal to a minimum of 100,000,000 metric tons at the Toguchina Operations (“Extractable Coal”); (d) that Seacrest has delivered audited financial statements prepared in US GAAP format within sixty (60) days of the date hereof (the “Seacrest Financial Statement”); and (e) that the Seacrest Financial Statements report no outstanding material liabilities that would have a material adverse effect on the operations of Seacrest and/or the Toguchina Operations or ownership of any other assets other than the Toguchina Operations (collectively, the “Release Conditions”). The foregoing is only a summary of the material terms of the Supplement. Pursuant to the Supplement, the Company has the right to terminate if the Release Conditions have not been satisfied within sixty days from the closing of the transaction. Accordingly, the Company exercised its right to terminate the Supplement, cancelled and retired the Exchange Shares and has taken steps to retain and perfect title to the Toguchina Operations. The Company is not expected to incur any early termination penalties as a result of the termination of the Supplement.

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

On August 14, 2012, the Company entered into a Binding Agreement (the “Agreement”) with Ouro do Brasil Holdings Ltd. (“OBH”) and IMS Engenharia Mineral Ltda. (“IMS”) for the proposed acquisition of 99.9% (the “Transaction”) of the capital stock of Zinco do Brasil Mineracao Ltda., a company to be formed under the laws of Brazil (“ZBM”), which will be owned by OBH and IMS. Pursuant to the Agreement, the Company will acquire 99.9% of the total capitalization of ZBM in exchange for (i) 107,500,000 newly issued shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”), to OBH (the “OBH Shares”) and (ii) 1,075,000 shares of a newly-created Series C Preferred Stock, par value $0.0001 per share, to IMS (the “IMS Shares”). At the closing of the Transaction (the “Closing”) all officers, directors and shareholders holding 10% or more of the Company’s Common Stock shall enter into lock-up agreements.

The Company issued one-half of the OBH Shares to OBH and the IMS Shares to IMS. The balance of the respective shares will be issued to OBH and IMS at the Closing pursuant to a Final Transaction Agreement (“Transaction Agreement”) to be executed by the parties upon the formation of ZBM. The Transaction Agreement will contain customary terms, conditions, and covenants for a transaction of this nature.

In connection with the Transaction, the Company will convert an aggregate of approximately $5,000,000 of outstanding debt into approximately 50,000,000 shares of the Company’s Common Stock. In addition, following the closing of the proposed transaction, the Company shall consummate a private placement offering of $300,000 secured convertible notes and, within six months of closing the proposed transaction, the Company must: (i) raise up to $6,000,000 or such amount necessary to satisfy payment to Vale S.A. to complete the acquisition of the zinc mine; and (ii) raise $11,000,000 on or before the anniversary of the closing for working capital and general corporate purposes (collectively, the “Financing Conditions”). If the Financing Conditions are not met, IMS shall have the right of rescission provided that IMS has not converted any of its IMS Shares into Common Stock.

Upon execution of the Agreement, Ahmet Calik, Juvenil Felix, Ed Dowling and Jose Mendo de Souza shall be appointed to the Company’s Board of Directors on or before the Closing; James Davidson shall be appointed Chairman and Chief Executive Officer. Ryan Hart, the Company’s current Chairman and Chief Executive Officer will serve as President and Adriano Espeschit will be appointed a Director and Chief Operation Officer.

ZBM will become a wholly-owned subsidiary of the Company, and the Company will amend its Articles of Incorporation to change its name to “Zinco do Brasil, Inc.”

Further, on or before the second anniversary of the closing, the Company shall divest itself of all current assets and operations in Turkey (the “Turkish Operations”) in exchange of the assumption of any liabilities associated with the Turkish Operations.

On September 28, 2012, the Company amended its Certificate of Incorporation to change the name of the Company to Zinco do Brasil, Inc. On August 14, 2012, the Company entered into a Binding Agreement to acquire ninety-nine percent (99%) of the outstanding capital stock of Zinco do Brasil Minera cao Ltda., a company to be form under the laws of Brazil (“ZBM”) with mining interests located in Brazil. The Company intends to explore and develop ZBM’s mining and mineral rights.

(b) Going Concern

As shown in the accompanying consolidated financial statements, the Company had net losses of $2,238,229 for the three months ended August 31, 2012 and had a working capital deficit as of August 31, 2012 of $6,105,790. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

For the Three Months Ended August 31, 2012

For the three months ended August 31, 2012 and 2011 our professional fees were $82,986 and $103,231, respectively. The decrease was primarily due to a decrease in accounting fees from $39,013 to $3,610 due to timing of services performed.

For the three months ended August 31, 2012 and 2011, our selling, general and administrative expenses were $484,999 and $655,980, respectively. The decrease in selling, general and administrative expenses was due to a decrease in investor relations of $50,000, a decrease in stock compensation of $79,000, and a gain on settlement of accrued expenses of $24,583 which was recorded during the three months ended August 31, 2012.

For the three months ended August 31, 2012 and 2011, we recorded other expense of $1,597,444 and $ 562,851, respectively. The change is primarily a result of the loss on debt extinguishment of $631,476 and debt conversion expense of $966,747, offset by the gain on derivative of $395,200 for the quarter ended August 31, 2012, compared to a loss on derivatives of $183,988 for the quarter ended August 31, 2011.

For the three months ended August 31, 2012 and 2012, we recorded a loss from discontinued operations of $72,800 compared to $281,319.  The decrease is due to the ceased operations in Turkey; activities for the current period consisted solely of interest expense.

(d) Liquidity and Capital Resources

At August 31, 2012, we had cash of $85, as compared to $299,298 at May 31, 2012. This decrease was a result of cash used in operating activities of $262,813 and cash used in financing activities of $36,400.

During the next 12 months we anticipate incurring costs related to the consummation of the acquisition of ZBM, the exploration and development of ZBM’s mineral rights and fundraising activities.

We believe we will be able to meet these costs through the use of funds, to be loaned by or invested in us by our stockholders, management or other investors. However, there can be no assurance that we will be able to secure such funds or that if we do so, that they will be on terms that are favorable to the Company.

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

On October 2, 2012, the Company was served with a Summons and Notice of Motion for Summary Judgment in an action entitled Turigay Affiliates Corp. v. TurkPower Corporation, Index No. 653415/2012, Supreme Court, New York County. The Plaintiff is seeking repayment of €450,000 which the Plaintiff alleges was to loaned to the Company’s Turkish subsidiary (see, Item 3. below). The Company’s time to respond to the action has not yet expired.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On April 27, 2010, the Company’s Turkish subsidiary borrowed €450,000 ($555,692) from a third party. The loan is unsecured, bears annual interest at 25.0% and was payable in full on October 27, 2010. The interest rate increased to 60% on October 28, 2010, when the loan became in default. On August 2, 2011, the Turkish subsidiary and the lender cancelled the previous loan agreement and agreed to terms for the repayment of the €450,000 short-term debt and related interest by which the Turkish subsidiary agreed to pay the lender €200,000 on August 15, 2011, and €100,000 monthly thereafter through December 15, 2011 after which the Turkish subsidiary will have paid the lender €600,000 in aggregate. In addition the Company agreed to issue the lender 300,000 common shares no later than August 15, 2011. The Turkish subsidiary did not make the scheduled payments and the Company did not issue 300,000 shares to the lender. While delinquent, the Company is required to pay a 2.5% interest per month on the €600,000 loan to the lender. As of August 31, 2012, this loan is in default.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On October 17, 2012, the Company appointed Cleber Macedo to serve as a director, filling a vacancy that existed on the Board.

Effective as of the same date, the Board of Directors appointed James Davidson as Chief Executive Officer and Chairman of the Board of Directors, Ryan E. Hart as President and Adriano Espeschit as Chief Operating Officer, a non-executive position. The Registrant did not enter into agreements with Messrs. Macedo, Davidson or Hart relative to compensation earned in respect of their respective appointments. There is no plan, contract or arrangement (written or unwritten) to which Mr. Macedo or Mr. Ryan Hart participate to which their appointment triggers an award or grant. During the Company’s last fiscal year, there have been no transactions nor are there any proposed transactions between the Company and Mr. Macedo or Mr. Hart that would require disclosure pursuant to Item 404(a) of Regulation S-K.

In addition, our Board of Directors also established committees of the Board of Directors, and appointed members of those committees, as follows:

Audit Committee: Mustafa Aksoy, Cleber Macedo, Ryan Hart

Compensation Committee: Mustafa Aksoy, Ryan Hart, Edward Dowling

Organization Committee: Mustafa Aksoy, Ryan Hart, James Davidson, Edward Dowling

Legacy Committee: Mustafa Aksoy, Ryan Hart, James Davidson

Technical Committee: Adriano Espeschit, Juvenil Felix, Jose Mendo Mizael de Souza

The biographical information regarding the new officers and directors is listed below:

James Davidson, Chief Executive Officer and Chairman

A veteran of two decades in the mining business, Mr. Davidson was a founding director of Anatolia Minerals Development, whose ascent to success started with a single mine in Turkey. He helped steward Anatolia’s growth from a penny stock to its recent transformation into Alacer Gold Corporation, (TSX:ASR – News) an intermediate gold producer with 400,000 ounces of gold output annually, and a market cap approaching $3-billion. Aside from building Anatolia, Mr. Davidson helped found and developed other successful companies. Two of these reached a market capitalization of $1-billion, two others reached market valuations of +$500-million, and approximately a dozen that achieved market values of $100-million or more. This includes Uranium Energy Corporation; Hana Mining Ltd., which subsequently spun off New Hana Copper Mining Ltd.; Agora Publishing and NewsMax Media. Mr. Davidson is an American citizen and holds several degrees with the University of Maryland and University of Oxford, the author of six books and was the founder and chairman of the National Taxpayers Union (1969).

Ryan Hart, President

Mr. Hart is a Swiss-American financial investor. After working several years at Credit Suisse and UBS in the fields of Equity Trading and Portfolio Management, Mr. Hart founded Mirus Investments AG in 2004 as an alternative investment advisor (with a strong focus on hedge funds and venture capital) to independent asset managers and high net-worth individuals. Since the inception of Mirus Investments, Mr. Hart and his clients have been early investors in numerous public and private businesses, offering start-up and small companies the financial resources and network to execute their business plans and create sustainable shareholder value.

Cleber Macedo, Director

Cleber Macedo has been serving Jaguar Mining Inc. in the last 8 years up to May 2012: as VP of Corporate Management since 2011. He also serve as finance director of Prometalica  Mineracao Centro Oeste, a joint venture between IMS and Votorantim Group. Mr. Macedo has 28 years’ experience in financial area including 8 years in management position at AngloGold Ashanti and 3 years at PricewaterhouseCoopers. Mr. Macedo received a B.S. in Accounting from Universidad Catholic de Minas Gerais.

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

Date: October 22, 2012

TURKPOWER CORPORATION
(Registrant)

By:	/s/ Ryan Hart________________
Name:	Ryan Hart
Title:	President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

