Form 10-Q
period 2012-11-30
Zinco do Brasil, Inc.
filed 2013-01-22
CIK 1368055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000-52630

ZINCO DO BRASIL, INC.

(formerly TurkPower Corporation)

(Exact name of registrant as specified in its charter)

Delaware	26-2524571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Park Avenue Suite 1600 New York, New York 10017
(Address of principal executive offices)

(212) 984-0628
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,826,251 shares of common stock, par value $0.0001 per share, as of January 22, 2013.

Zinco Do Brasil, Inc.

(formerly Turkpower Corporation)

Zinco Do Brasil, Inc.

(Formerly Turkpower Corporation)

Consolidated Balance Sheets

Unaudited

	November 30, 2012	May 31, 2012
ASSETS
Current assets:
Cash	$362	$299,298
Total current assets	362	299,298

Other assets:
Deposit on acquisition of Zinco do Brasil Mineracao Ltda.	14,731,927	-

TOTAL ASSETS	$14,732,289	$299,298

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$260,383	$150,349
Accrued interest	523,487	896,417
Related party payable	104,607	140,507
Derivative liabilities	117,327	508,819
Convertible debt - related party, net of unamortized discount of $1,466 and $- as of November 30, 2012 and May 31, 2012, respectively	30,534	393,159
Convertible debt, net of unamortized discount of $20,894 and $267,718 as of November 30, 2012 and May 31, 2012, respectively	1,804,106	3,782,282
Liabilities of discontinued operations	2,392,518	2,168,047
Total current liabilities	5,232,962	8,039,580

Total liabilities	5,232,962	8,039,580

Stockholders’ Equity (Deficit):
Series A Preferred stock: $0.0001 par value; 1,000 shares authorized; 0 and 240 shares issued and outstanding as of November 30, 2012 and May 31, 2012, respectively	-	-
Series B Preferred stock: $0.0001 par value; 1,000 shares authorized; 0 shares issued and outstanding as of November 30, 2012 and May 31, 2012, respectively	-	-
Series C Preferred stock: $0.001 par value; 1,100,000 shares authorized; 1,074,999 and 0 shares issued and outstanding as of November 30, 2012 and May 31, 2012, respectively	1,075	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 20,747,871 and 10,050,028 shares issued and outstanding as of November 30, 2012, 2012 and May 31, 2012, respectively	2,075	1,005
Additional paid-in capital	51,726,436	30,517,144
Accumulated other comprehensive income	114,925	177,819
Accumulated deficit	(42,312,325)	(38,403,391)
Total stockholders' equity (deficit) of Zinco Do Brasil, Inc.	9,532,186	(7,707,423)

Non-controlling interest	(32,859)	(32,859)
Total stockholders’ equity (deficit)	9,499,327	(7,740,282)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,732,289	$299,298

See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.

(Formerly Turkpower Corporation)

Consolidated Statements of Operations and Comprehensive Income (Loss)

Unaudited

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011

Professional fees	$88,428	$79,410	$171,414	$232,641
Selling, general and administrative expenses	243,812	367,567	728,811	1,053,870
Total operating expenses	332,240	446,977	900,225	1,286,511

Loss from operations	(332,240)	(446,977)	(900,225)	(1,286,511)

Other (income) expense:
Derivatives (gain) loss	3,708	(129,638)	(391,492)	54,350
Interest expense	355,295	667,184	749,716	1,046,047
Loss on extinguishment of debt	-	-	631,476	-
Debt conversion expense	890,685	-	1,857,432	-
Total other expense	1,249,688	537,546	2,847,132	1,100,397

Loss from continuing operations	(1,581,928)	(984,523)	(3,747,357)	(2,386,908)
Loss from discontinued operations	(88,777)	(3,079,347)	(161,577)	(3,280,343)

Net loss	$(1,670,705)	$(4,063,870)	$(3,908,934)	$(5,667,251)
Net loss attributable to non-controlling interest	-	(5,476)	-	(6,000)
Net loss attributable to Zinco Do Brasil, Inc.	$(1,670,705)	$(4,058,394)	$(3,908,934)	$(5,661,251)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.08)	$(0.11)	$(0.24)	$(0.28)
Loss from discontinued operations	$-	$(0.35)	$(0.01)	$(0.38)
Net loss per share	$(0.08)	$(0.46)	$(0.25)	$(0.66)

Weighted average number of common shares outstanding - basic and diluted	18,990,588	8,915,371	15,635,661	8,616,096

Comprehensive loss
Net loss	$(1,670,705)	$(4,063,870)	$(3,908,934)	$(5,667,251)
Foreign currency translation adjustments	(45,342)	-	(62,894)	-
Total comprehensive loss	(1,716,047)	(4,063,870)	(3,971,828)	(5,667,251)
Comprehensive loss attributable to non-controlling interests	-	(5,476)	-	(6,000)
Comprehensive net loss attributable to Zinco Do Brasil, Inc.	$(1,716,047)	$(4,058,394)	$(3,971,828)	$(5,661,251)

See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.

(Formerly Turkpower Corporation)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the six months ended November 30, 2012

Unaudited

							Additional	Other		Non-	Total
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Controlling	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Income	Deficit	Interest	(Deficit)

Balance, May 31, 2012	240	$-	-	$-	10,050,028	$1,005	$30,517,144	$177,819	$(38,403,391)	$(32,859)	$(7,740,282)
Stock issued in conversion and extinguishment of debt	-	-	-	-	2,840,331	284	5,949,120	-	-	-	5,949,404
Issuance of common stock with convertible debt	-	-	-	-	2,133	-	1,953	-	-	-	1,953
Stock-based compensation	-	-	-	-	168,333	17	460,080	-	-	-	460,097
Stock issued to settle accounts payable and accrued expenses	-	-	-	-	60,379	6	68,050	-	-	-	68,056
Conversion of Series A Preferred Shares to common stock	(240)	-	-	-	4,160,000	416	(416)	-	-	-	-
Stock issued as a deposit on acquisition of Zinco do Brasil Mineracao Ltda.	-	-	1,074,999	1,075	3,466,667	347	14,730,505	-	-	-	14,731,927
Foreign currency translation adjustments	-	-	-	-	-	-	-	(62,894)	-	-	(62,894)
Net loss	-	-	-	-	-	-	-	-	(3,908,934)	-	(3,908,934)
Balance, November 30, 2012	-	$-	1,074,999	$1,075	20,747,871	$2,075	$51,726,436	$114,925	$(42,312,325)	$(32,859)	$9,499,327

See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.

(Formerly Turkpower Corporation)

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended
	November 30,	November 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,908,934)	$(5,667,251)
Less: Loss from discontinued operations	161,577	3,280,343
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on derivatives	(391,492)	54,350
Stock-based compensation	460,097	570,483
Amortization of deferred financing costs	-	1,667
Amortization of debt discount	247,311	711,468
Loss on debt extinguishment	631,476	-
Gain on settlement of accrued expenses	(24,583)
Debt conversion expense	1,857,432	-
Changes in operating assets and liabilities:
Prepaid expenses and advances	-	10,000
Accounts payable and accrued expenses	672,080	408,773
Cash used in continuing operations	(295,036)	(630,167)
Cash used in discontinued operations	-	(174,097)
NET CASH USED IN OPERATIONS	(295,036)	(804,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in discontinued operations	-	(920,247)
CASH USED IN INVESTING ACTIVITIES	-	(920,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	-	1,465,000
Proceeds from issuance of convertible debt - related party	32,000	20,000
Payments on convertible debt - related party	-	(50,000)
Payment of deferred financing costs	-	(20,000)
Advances from related parties	67,600	-
Payments on advances from related parties	(103,500)	-
Proceeds from sale of common stock	-	70,000
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,900)	1,485,000

EFFECT OF EXCHANGE RATES ON CASH	-	34,345

NET CHANGE IN CASH AND CASH EQUIVALENTS	(298,936)	(205,166)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,298	217,312

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$362	$12,146

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$7,612

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discount due to common stock issued with debt and beneficial conversion feature	$1,953	$750,575
Debt discount due to derivative liabilities issued with convertible debt	$-	$176,983
Common stock issued to settle accrued expenses	$68,056	$-
Conversion of convertible debt and accrued interest to equity	$3,460,496	$-
Interest converted to debt principal	$25,000	$-
Conversion of Series A Preferred Stock to common stock	$416	$-
Fair value of common stock issued as a deposit to Sellers of Zinco do Brasil Mineracao Ltda.	$14,731,927	$-
Fair value of common stock issued to Sellers of the Mining Company	$-	$11,225,000
Fair value of warrants issued to Sellers of the Mining Company	$-	$587,173

 See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.(Formerly Turkpower Corporation)

Notes to Consolidated Financial Statements

November 30, 2012

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Zinco Do Brasil, Inc. (formerly Turkpower Corporation) (the “Company”) was incorporated in the State of Delaware on November 4, 2004 as Global Ink Supply Company and was organized for the purpose of forming a vehicle to pursue a business combination. On September 28, 2012, an amendment was filed with and approved by the Secretary of State of Delaware to (i) change the name of the Company to Zinco do Brasil, Inc., (ii) effect a reverse split on a 1:15 basis and (iii) increase the number of the Company’s authorized shares of capital stock from 310,000,000 shares to 810,000,000 of which 800,000,000 shares are common stock with a par value $0.0001 per share and 10,000,000 shares are preferred stock with a par value $0.0001 per share. The amended Articles of Incorporation were approved by the State of Delaware effective September 28, 2012.

The reverse split does not affect the number of common shares authorized for issuance.  All share and per share information has been retroactively adjusted to reflect the reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the reverse stock split as if it occurred at beginning of the comparable year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim consolidated financial statements as of and for the three and six months ended November 30, 2012 and 2011 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed with the SEC as part of the Company’s Annual Report on Form 10-K, which was filed on September 18, 2012.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned US subsidiary, TurkPower USA Corporation and its foreign subsidiary, Turkpower Enerji San. Ve Tic. A.S., of which the Company has a 99.8% controlling interest.  All significant intercompany balances and transactions have been eliminated in the consolidation.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of November 30, 2012:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$8,836	$-	$-	$8,836
Warrant derivative liabilities	108,491	-	-	108,491
Total	$117,327	$-	$-	$117,327

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at May 31, 2012	$508,819
Unrealized derivative gains included in other expense	(391,492)
Balance at November 30, 2012	$117,327

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

The derivatives were valued using the Black-Scholes option pricing model with the following assumptions:

	November 30, 2012	May 31, 2012
Market value of stock on measurement date	$0.10	$0.16
Risk-free interest rate	0.00 – 0.16%	0.03 – 0.18%
Dividend yield	0%	0%
Volatility factor	153 – 154%	152 – 179%
Term	0.00 – 0.75 year	0.06 – 1.25 years

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had a net loss of $3,908,934 for the six months ended November 30, 2012 and had a working capital deficit as of November 30, 2012 of $5,232,600. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional working capital either through debt or equity financing.  The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

In November 2011, the Company determined that it would cease all operations in Turkey and sell its Turkish subsidiary, including its investment in the mining company. As a result, the Company has identified the assets and liabilities of the Turkish subsidiary as assets and liabilities of discontinued operations at November 30, 2012 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

A summarized operating result for discontinued operations is as follows:

	Six months ended
	November 30, 2012	November 30, 2011

Revenues	$-	$9,988
Professional fees		(986,543)
Selling, general and administrative expenses	-	(1,961,190)
Total operating expenses	-	(2,947,733)
Loss from operations	-	(2,937,745)
Other income (expense)
Interest expense, net	(161,577)	(193,124)
Gain on extinguishment of debt	-	115,930
Foreign currency loss	-	(265,404)
Total other expense	(161,577)	(342,598)
Loss from discontinued operations	$(161,577)	$(3,280,343)

The decline in activity in the current period is due to the Company ceasing its operations in Turkey. The losses from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance.

Summary of liabilities of discontinued operations is as follows:

	November 30, 2012	May 31, 2012

Accounts payable and accrued expenses	$1,239,322	$1,205,173
Accrued interest	385,591	216,420
Short-term debt, net	767,605	746,454
Total current liabilities of discontinued operations	$2,392,518	$2,168,047

Short-term debt included in Liabilities of Discontinued Operations

As of November 30, 2012 and May 31, 2012, the Company owes $767,605 and $746,454 and, respectively, to an unrelated party. These amounts are included in liabilities of discontinued operations. The loan is unsecured, bears annual interest at 25.0% and matured on December 15, 2011. While delinquent, the Turkish subsidiary is required to pay 2.5% interest per month on the principal balance to the lender. As of November 30, 2012 and May 31, 2012, accrued interest related to this note, included in liabilities of discontinued operations, is $385,591 and $216,420, respectively. The Company recorded interest expense of $161,577 and $193,124 for the six months ended November 30, 2012 and 2011, and $88,777 and $23,637 for the three months ended November 30, 2012 and 2011. As of November 30, 2012, this loan is in default.

NOTE 5 – DEPOSIT ON ACQUISITION OF ZINCO DO BRASIL MINERACAO LTDA.

On August 14, 2012, the Company agreed with Ouro do Brasil Holdings Ltd. (“OBH”) and IMS Engenharia Mineral Ltda. (“IMS”) for the proposed acquisition of 99.9% of Zinco do Brasil Mineracao Ltda., a company to be formed under the laws of Brazil (“ZBM”), which will be owned by OBH and IMS. Pursuant to the agreement, the Company will acquire 99.9% of ZBM in exchange for (i) 7,166,667 common shares to OBH and (ii) 1,075,000 Series C preferred shares to IMS (the “IMS Shares”).

As of the date of this filing, ZBM has not been formed and the transaction has not been completed, although some of the shares have been issued. The fair value of OBH shares and IMS shares issued as of November 30, 2012 of $14,731,927 has been recorded as a deposit on the acquisition (see Note 7).

NOTE 6 – CONVERTIBLE DEBT

Six-Month Secured Convertible Debenture issued with warrants

On August 22, 2011, the Company issued a $250,000 secured convertible debenture to a third party together with 75,757 common shares and warrants to purchase 73,333 shares of common stock with a term of one (1) year and an exercise price $3.75 per share.  The secured debenture was due on the earlier of 1) six months (February 22, 2012) or 2) upon the Company’s receipt of $500,000 of debt or equity proceeds and, together with any unpaid interest, are convertible into common shares at a conversion rate of $3.75 per share.  On February 29, 2012, the Company and the noteholder agreed to extend the maturity date of the secured debenture to June 22, 2012. Further, the 73,333 warrants issued in connection with the secured debenture were modified by (i) extending its expiration date for another twelve months to September 1, 2013 (ii) lowering the exercise price from $3.75 to $1.91 per warrant share and (iii) increasing the number of common shares exercisable from 73,333 shares to 146,667 shares.

On July 21, 2012 the Company entered into an agreement with the holder to extend the maturity date of the secured debenture to November 1, 2012 and to convert $25,000 of accrued interest to principal. Under the terms of the new agreement, the conversion price of the debt was changed from $3.75 per share to $1.5 per share. Additionally, the 146,667 1-year warrants issued in connection with the secured debenture were modified, lowering the exercise price from $1.914 to $1.5 per share and the holder was issued an additional 533,333 shares of common stock, valued at $623,200.

The Company evaluated the modification and determined that it was substantial and was therefore accounted for as an extinguishment of debt.  Consequently, the fair value of the 533,333 common shares of $623,200 and the incremental fair value of the modified warrants of $8,276 was recorded as loss on debt extinguishment of $631,476 during the six months ended November 30, 2012.

As of November 30, 2012, the outstanding balance on the debenture amounted to $275,000 and is currently in default.

One Year Term Debentures

Borrowings

During the six months ended November 30, 2012, the Company borrowed $32,000 by issuing convertible debentures to a related party together with 2,133 common shares. The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share. The relative fair value of the shares at the time of issuance was $1,953 and was recorded as a debt discount and a corresponding increase in equity. The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

The convertible debenture was analyzed for a beneficial conversion feature at which time it was concluded that no beneficial conversion feature exists. The Company also analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

Conversions

During the six months ended November 30, 2012 the Company converted $2,643,159 of convertible debt and accrued interest of $817,337 into 2,306,998 common shares. In order to induce conversion, the conversion price on these debentures was modified from $3.75 per share to $1.50 per share. The Company accounted for the conversion as induced conversion under the guidance of FASB ASC 470-20. Consequently, the Company recognized a debt conversion expense of $1,857,432 which is equivalent to the fair value of the incremental shares issued as a result of the reduction in the conversion price.

As of November 30, 2012, the balance of convertible debentures was $1,857,000 (including related party debentures totaling $32,000) which includes convertible debentures amounting to $1,125,000 that are currently in default and subjected to a default interest of 20%.

For the six months ended November 30, 2012 and 2011, debt discount amortization recorded to interest amounted to $247,311 and $711,468, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the six months ended November 30, 2012, the Company designated 1,000 shares of its preferred stock as Series B Convertible Preferred Stock with a par value of $0.0001 per share and 1,100,000 of its preferred stock as Series C Convertible Preferred Stock with a par value of $0.001 per share. The Series B and Series C Convertible Preferred Stock are convertible to 6,667 and 7 common shares, respectively.

The Company had the following equity transactions during the six months ended November 30, 2012:

•	In August 2012, the Company converted 240 Series A preferred shares into 4,160,000 common shares.
•	Convertible debentures totaling $2,643,159 and accrued interest of $817,337 were converted into 2,306,998 common shares (see Note 6).
•	533,333 common shares with a fair value of $631,476 were issued in connection with the modification of debt (see Note 5).
•	2,133 common shares with a fair value of $1,953 were issued to a related party in connection with the issuance of a convertible debenture for $32,000 (see Note 6).
•	10,000 common shares with a fair value of $32,999 were issued to a lender as consideration for the waiver in the default of his respective convertible debentures
•	158,333 common shares with a fair value of $254,350 were issued for services
•	60,379 common shares with a fair value of $68,056 were issued as settlement of accounts payable and accrued director’s fees
•	1,074,999 Series C Convertible Preferred shares with a fair value of $10,104,274 and 3,466,667 common shares with a fair value of $4,627,653 were issued as a deposit on the acquisition of ZBM.

The Company also recognized stock-based compensation expense of $172,749 equivalent to the vested portion of the 133,333 shares granted to a director of the Company in fiscal year 2011.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company received non-interest bearing advances from shareholders totaling $67,600 and made repayments of $103,500 during the six months ended November 30, 2012. As of November 30, 2012, amounts due to these shareholders totaled $104,607.

NOTE 9– STOCK OPTIONS

Stock option activity for six months ended November 30, 2012 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2012	1,177,778	$5.25	6.31	$-
Granted	-	$-
Forfeited	(348,333)	$5.25
Outstanding at November 30, 2012	829,445	$5.25	4.66	$-
Exercisable at November 30, 2012	462,778	$5.25	1.42	$-

As of November 30, 2012, there was approximately $1,200,180 of total unrecognized compensation cost related to non-vested stock options which is expected to be substantially recognized when certain performance conditions are met or when there is a change of control.

Warrants

Warrant activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2012	373,333	$3.15	1.88	$-
Granted	-	$-	-
Outstanding at November 30, 2012	373,333	$3.78	1.38
Exercisable at November 30, 2012	373,333	$3.78	1.38	$-

NOTE 10 – COMMITMENT AND CONTINGENCIES

On December 26, 2011, the Company commenced a lawsuit against Nalan Oral and Seluck Oral, the shareholders of Avrasya Yapı Yatırım Hizmetleri A.Ş., in the United States District Court for the Southern District of New York alleging the defendants breached the Mine Purchase Agreement and seeking to cancel the 2,666,667 shares of Common Stock and 226,667 warrants issued to the defendants in connection with the Mine Purchase Agreement. The Company is also seeking damages of $6,000,000 from the defendants for breach of contract. The Company submitted its opposition to the motion, including allegations that the instruments the Plaintiff is attempting to collect upon contained the forged signature of an officer of the Company.

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

NOTE 11 – SUBSEQUENT EVENTS

In January 2013, the Company issued 78,380 common shares in connection with the conversion of convertible debentures and accrued interest amounting to $100,000 and $17,571, respectively.

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

(a) Overview

Zinco Do Brasil, Inc. (formerly Turkpower Corporation) was incorporated in the State of Delaware on November 4, 2004 as Global Ink Supply Company and was organized for the purpose of forming a vehicle to pursue a business combination. On September 28, 2012, an amendment was filed with the Secretary of State of Delaware to (i) change the name of the Company to Zinco do Brasil, Inc., (ii) effect a reverse split on a 1:15 basis and (iii) increase the number of the Company’s authorized shares of capital stock from 310,000,000 shares to 810,000,000 of which 800,000,000 shares will be common stock par value $0.0001 per share (the “Common Stock”) and 10,000,000 shares will be preferred stock (the “Preferred Stock”) par value $0.0001 per share. The amended Articles of Incorporation were approved by the state of Delaware effective September 28, 2012.

The Reverse Split does not affect the number of common shares authorized for issuance.  All share and per share information has been retroactively adjusted to reflect the reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the reverse stock split as if it occurred at beginning of the comparable year.

Business of the Company

On December 20, 2011, the Company entered into an Agreement and Plan of Share Exchange with BEST, LLC (“BEST”) and the equity holders of BEST to acquire all of the capitalization of BEST in a subsidiary to be formed for such purpose, in exchange for an aggregate of (i) 8,000,000 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), (ii) 1,000 shares of a newly-created Series A Convertible Preferred Stock, par value $0.0001 per share which are convertible into and vote 17,333,333 shares of Common Stock (the “Series A”) and (iii) 1,000 shares of a newly created Series B Perpetual, Convertible Preferred Stock, par value $0.0001 per share which are Convertible into and vote as 6,666,667 shares of Common Stock, have a liquidation preference of $25,000 per share (the "Series B") (collectively, the “Exchange Shares”). In connection with the planned acquisition, the Company issued on March 13, 2012, 166,667 shares of Common Stock and 425 Series A shares.

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

As of July 24, 2012, the Company had not received documentary proof of any of the Release Conditions and exercised its right to terminate the share exchange agreement and has advised Seacrest of the related termination. As a result of the termination, the 166,667 common shares and 425 Series A Preferred shares are not shown as issued and outstanding in the consolidated financial statements.

On August 14, 2012, the Company entered into a Binding Agreement (the “Agreement”) with Ouro do Brasil Holdings Ltd. (“OBH”) and IMS Engenharia Mineral Ltda. (“IMS”) for the proposed acquisition of 99.9% (the “Transaction”) of the capital stock of Zinco do Brasil Mineracao Ltda., a company to be formed under the laws of Brazil (“ZBM”), which will be owned by OBH and IMS. Pursuant to the Agreement, the Company will acquire 99.9% of the total capitalization of ZBM in exchange for (i) 7,166,667 newly issued shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”), to OBH (the “OBH Shares”) and (ii) 1,075,000 shares of a newly-created Series C Preferred Stock, par value $0.0001 per share, to IMS (the “IMS Shares”). At the closing of the Transaction (the “Closing”) all officers, directors and shareholders holding 10% or more of the Company’s Common Stock shall enter into lock-up agreements.

The Company issued 3,466,667 of the OBH Shares to OBH and the IMS Shares to IMS. The balance of the respective shares will be issued to OBH at the Closing pursuant to a Final Transaction Agreement (“Transaction Agreement”) to be executed by the parties upon the formation of ZBM. The Transaction Agreement will contain customary terms, conditions, and covenants for a transaction of this nature.

In connection with the Transaction, the Company will convert an aggregate of approximately $5,000,000 of outstanding debt into approximately 3,333,333 shares of the Company’s Common Stock. In addition, following the closing of the proposed transaction, the Company shall consummate a private placement offering of $300,000 secured convertible notes and, within six months of closing the proposed transaction, the Company must: (i) raise up to $6,000,000 or such amount necessary to satisfy payment to Vale S.A. to complete the acquisition of the zinc mine; and (ii) raise $17,000,000 on or before the anniversary of the closing for working capital and general corporate purposes (collectively, the “Financing Conditions”). If the Financing Conditions are not met, IMS shall have the right of rescission provided that IMS has not converted any of its IMS Shares into Common Stock.

Upon execution of the Agreement, Ahmet Calik, Juvenil Felix, Ed Dowling and Jose Mendo de Souza shall be appointed to the Company’s Board of Directors on or before the Closing; James Davidson shall be appointed Chairman and Chief Executive Officer. Ryan Hart, the Company’s current Chairman and Chief Executive Officer will serve as President and Adriano Espeschit will be appointed a Director and Chief Operation Officer. As of the date of this filing, Juvenil Felix, Ed Dowling and Jose Mendo de Souza have been appointed as members of the Board of Directors, and Adriano Espeschit has been appointed a Director and Chief Operation Officer.

ZBM will become a wholly-owned subsidiary of the Company, and the Company has amended its Articles of Incorporation to change its name to “Zinco do Brasil, Inc.” This change was approved by the State of Deleware effective September 28, 2012.

Further, on or before the second anniversary of the closing, the Company shall divest itself of all current assets and operations in Turkey (the “Turkish Operations”) in exchange of the assumption of any liabilities associated with the Turkish Operations.

As of the date of this filing, ZBM has not been formed and the transaction has not been completed. The fair value of OBH shares and IMS shares of $14,731,927 has been recorded as a deposit on the acquisition.

On December 20, 2012, James Davidson resigned as Chairman and Chief Executive Officer and Ryan Hart was appointed as interim Chairman and Chief Executive Officer.

(b) Going Concern

As shown in the accompanying consolidated financial statements, the Company had net losses of $3,908,934 for the six months ended November 30, 2012 and had a working capital deficit as of November 30, 2012 of $5,232,600. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

For the Six Months Ended November 30, 2012

For the six months ended November 30, 2012 and 2011 our professional fees were $171,414 and $232,641 respectively. The decrease was primarily due to a decrease in accounting fees from $87,431 to $35,418 due to timing of services performed.

For the six months ended November 30, 2012 and 2011, our selling, general and administrative expenses were $728,811 and $1,053,870 respectively. The decrease in selling, general and administrative expenses was due to a decrease in investor relations of $75,000, a decrease in stock compensation of $227,000.

For the six months ended November 30, 2012 and 2011, we recorded other expense of $2,847,132 and $ 1,100,397, respectively. The change is primarily a result of the loss on debt extinguishment of $631,476 and debt conversion expense of $1,857,432, offset by the gain on derivative of $391,492 for the six months ended November 30, 2012, compared to a loss on derivatives of $54,350 for the six months ended November 30, 2011, and the decrease in interest expense of $296,331.

For the six months ended November 30, 2012 and 2011, we recorded a loss from discontinued operations of $161,577 compared to $3,280,343.  The decrease is due to the ceased operations in Turkey; activities for the current period consisted solely of interest expense.

For the Three Months Ended November 30, 2012

For the three months ended November 30, 2012 and 2011, our professional fees were $88,428 and $79,410, respectively. The increase in professional fees was due to an increase in legal expenses for the quarter due to efforts related to acquiring Zinco do Brasil, Inc.

For the three months ended November 30, 2012 and 2011, our selling, general and administrative expenses were $243,812 and $367,567, respectively. The decrease in selling, general and administrative expenses was largely due to stock compensation, which decreased by approximately $147,000.

For the three months ended November 30, 2012 and 2011, we recorded other expense of $1,249,688 and $537,546, respectively. The increase in other expense was due to debt conversion expense totaling $890,685 and a derivative loss of $3,708 for the three months ended November 30, 2012 compared to a gain of $129,638 for the three months ended November 30, 2011, offset by a decrease in interest expense of $311,889.

For the three months ended November 30, 2012 and 2011, we recorded a loss from discontinued operations of $88,777 compared to $3,079,347.  The decrease is due to the ceased operations in Turkey; activities for the current period consisted solely of interest expense.

(d) Liquidity and Capital Resources

At November 30, 2012, we had cash of $362, as compared to $299,298 at May 31, 2012. This decrease was a result of cash used in operating activities of $295,036 and cash used in financing activities of $3,900.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On December 26, 2011, the Company commenced a lawsuit against Nalan Oral and Seluck Oral, the shareholders of Avrasya Yapı Yatırım Hizmetleri A.Ş., in the United States District Court for the Southern District of New York alleging the defendants breached the Mine Purchase Agreement and seeking to cancel the 2,666,667 shares of Common Stock and 226,667 warrants issued to the defendants in connection with the Mine Purchase Agreement. The Company is also seeking damages of $6,000,000 from the defendants for breach of contract.

On October 2, 2012, the Company was served with a Summons and Notice of Motion for Summary Judgment in an action entitled Turigay Affiliates Corp. v. TurkPower Corporation, Index No. 653415/2012, Supreme Court, New York County. The Plaintiff is seeking repayment of €450,000 which the Plaintiff alleges was loaned to the Company’s Turkish subsidiary (see, Item 3. below). The Company’s time to respond to the action has not yet expired. . The Company submitted its opposition to the motion, including allegations that the instruments the Plaintiff is attempting to collect upon contained the forged signature of an officer of the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On April 27, 2010, the Company’s Turkish subsidiary borrowed €450,000 ($555,692) from a third party. The loan is unsecured, bears annual interest at 25.0% and was payable in full on October 27, 2010. The interest rate increased to 60% on October 28, 2010, when the loan became in default. On August 2, 2011, the Turkish subsidiary and the lender cancelled the previous loan agreement and agreed to terms for the repayment of the €450,000 short-term debt and related interest by which the Turkish subsidiary agreed to pay the lender €200,000 on August 15, 2011, and €100,000 monthly thereafter through December 15, 2011 after which the Turkish subsidiary will have paid the lender €600,000 in aggregate. In addition the Company agreed to issue the lender 300,000 common shares no later than August 15, 2011. The Turkish subsidiary did not make the scheduled payments and the Company did not issue 300,000 shares to the lender. While delinquent, the Company is required to pay a 2.5% interest per month on the €600,000 loan to the lender. As of November 30, 2012, this loan is in default. See, Item 1., Legal Proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

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

Date: January 22, 2013

ZINCO DO BRASIL, INC.
(Registrant)

By:	/s/Ryan Hart
Name:	Ryan Hart
Title:	President and Chief Financial Officer
(Principal Executive Officer and Principal Financial
Officer)

