Form 10-Q/A
period 2012-11-30
Zinco do Brasil, Inc.
filed 2013-01-30
CIK 1368055

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,826,251 shares of common stock, par value $0.0001 per share, as of January 22, 2013.

Explanatory Note: The sole purpose of this Amendment to Zinco Do Brasil, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012, filed with the Securities and Exchange Commission on January 22, 2013 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

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

*  These exhibits were previously included or incorporated by reference in Zinco Do Brasil, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012, filed with the Securities and Exchange Commission on January 22, 2013.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

ZINCO DO BRASIL, INC.
Date: January 30, 2013	/s/ Ryan Hart
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

*   These exhibits were previously included or incorporated by reference in Zinco Do Brasil, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012, filed with the Securities and Exchange Commission on January 22, 2013.

**  Filed herewith.