Form 10-Q
period 2013-02-28
Zinco do Brasil, Inc.
filed 2013-04-23
CIK 1368055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,728,331 shares of common stock, par value $0.0001 per share, as of April 22, 2013.

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Consolidated Balance Sheets

Unaudited

	February 28, 2013	May 31, 2012
ASSETS
Current assets:
Cash	906	$299,298
Total current assets	906	299,298

Other assets:
Deposit on acquisition of Zinco do Brasil Mineracao Ltda.	200,600	-

TOTAL ASSETS	$201,506	$299,298

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$162,013	$150,349
Accrued interest	596,935	896,417
Related party payable	48,007	140,507
Derivative liabilities	311,800	508,819
Convertible debt - related party, net of unamortized discount of $984 and $0 as of February 28, 2013 and May 31, 2012, respectively	31,016	393,159
Convertible debt, net of unamortized discount of $23,704 and $267,718 as of February 28, 2013 and May 31, 2012, respectively	1,831,296	3,782,282
Liabilities of discontinued operations	2,450,877	2,168,047
Total current liabilities	5,431,944	8,039,580

Total liabilities	5,431,944	8,039,580

Stockholders' Deficit:
Series A Preferred stock: $0.0001 par value; 1,000 shares authorized; 0 and 240 shares issued and outstanding as of February 28, 2013 and May 31, 2012, respectively	-	-
Series B Preferred stock: $0.0001 par value; 1,000 shares authorized; 0 shares issued and outstanding as of February 28, 2013 and May 31, 2012, respectively	-	-
Series C Preferred stock: $0.001 par value; 1,100,000 shares authorized; 1,074,999 and 0 shares issued and outstanding as of February 28, 2013 and May 31, 2012, respectively	1,075	-
Series D Preferred Stock: $0.001 par value; 1,200,000 shares authorized; 50,000 and 0 shares issued and outstanding as of February 28, 2013 and May 31, 2012, respectively	50
Common stock: $0.0001 par value; 300,000,000 shares authorized; 21,192,918 and 10,050,028 shares issued and outstanding as of February 28, 2013 and May 31, 2012, respectively	2,119	1,005
Additional paid-in capital	38,838,427	30,517,144
Accumulated other comprehensive income	135,474	177,819
Accumulated deficit	(44,174,724)	(38,403,391)
Total stockholders' equity (deficit) of Zinco Do Brasil, Inc.	(5,197,579)	(7,707,423)
Non-controlling interest	(32,859)	(32,859)
Total equity	(5,230,438)	(7,740,282)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$201,506	$299,298

See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Professional fees	130,971	115,302	302,385	594,854
Selling, general and administrative expenses	523,173	147,756	1,251,984	1,034,215
Total operating expenses	654,144	263,058	1,554,369	1,629,069
Loss from operations	(654,144)	(263,058)	(1,554,369)	(1,629,069)

Other (income) expense:
Derivatives (gain) loss	96,447	(17,354)	(295,045)	36,996
Interest expense	165,062	635,394	914,778	1,601,941
Loss on extinguishment of debt	800,000	751,843	1,431,476	751,843
Debt conversion expense	67,839	-	1,925,271	-
Total other expense	1,129,348	1,369,883	3,976,480	2,390,780

Loss from continuing operations	(1,783,492)	(1,632,941)	(5,530,849)	(4,019,849)
Loss from discontinued operations	(78,907)	(12,025,723)	(240,484)	(15,306,066)

Net loss	$(1,862,399)	$(13,658,664)	$(5,771,333)	$(19,325,915)
Net loss attributable to non-controlling interest	-	(23,879)	-	(29,879)
Net loss attributable to Zinco Do Brasil, Inc.	$(1,862,399)	$(13,634,785)	$(5,771,333)	$(19,296,036)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.09)	$(0.17)	$(0.32)	$(0.45)
Loss from discontinued operations	$(0.00)	$(1.25)	$(0.01)	$(1.71)
Net loss per share	$(0.09)	$(1.42)	$(0.33)	$(2.16)

Weighted average number of common shares outstanding - basic and diluted	20,975,776	9,577,315	17,395,003	8,936,684

Comprehensive loss
Net loss	$(1,862,399)	$(13,658,664)	$(5,771,333)	$(19,325,915)
Foreign currency translation adjustments	20,459	-	(42,345)	-
Total comprehensive loss	(1,841,940)	(13,658,664)	(5,813,678)	(19,325,915)
Comprehensive loss attributable to non-controlling interests	-	(23,879)	-	(29,879)
Comprehensive net loss attributable to Zinco Do Brasil, Inc.	$(1,841,940)	$(16,634,785)	$(5,813,678)	$(19,296,036)

See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the nine months ended February 28, 2013

Unaudited

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Non- Controlling	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Income	Deficit	Interest	Deficit

Balance, May 31, 2012	240	$-	-	-	-		10,050,028	$1,005	$30,517,144	$177,819	$(38,403,391)	$(32,859)	$(7,740,282)
Stock issued in conversion and extinguishment of debt	-	-	-	-	-		3,144,687	314	6,873,463	-	-	-	6,873,777
Issuance of common stock with convertible debt	-	-	-	-	-		2,133	-	1,953	-	-	-	1,953
Issuance of Series D convertible preferred stock for cash					50,000	50			412,710				412,760
Stock-based compensation	-	-	-	-	-		309,024	31	702,133	-	-	-	702,164
Stock-based compensation -warrants									43,260				43,260
Stock issued to settle accounts payable and accrued expenses	-	-	-	-	-		60,379	6	68,050	-	-	-	68,056
Conversion of Series A Preferred Shares to common stock	(240)	-	-	-	-		4,160,000	416	(416)	-	-	-	-
Stock issued as a deposit on acquisition of Zinco do Brasil	-	-	1,074,999	1,075			3,466,667	347	199,178	-	-	-	200,600
Debt discount related to beneficial conversion feature									20,952				20,952
Foreign currency translation adjustments	-	-	-	-	-		-	-	-	(42,345)	-	-	(42,345)
Net loss	-	-	-	-	-		-	-	-	-	(5,771,333)	-	(5,771,333)
Balance, February 28, 2013	-	-	-	-	-		-	-	-	-	-	-	-
	-	$-	1,074,999	$1,075	50,000	50	21,192,918	$2,119	$38,838,427	$135,474	$(44,174,724)	$(32,859)	$(5,230,438

See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended
	February 28,	February 29,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,771,333)	$(19,325,915)
Less: Loss from discontinued operations	240,484	15,306,066
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on derivatives	(295,045)	36,996
Stock-based compensation	745,424	6,668
Amortization of deferred financing costs	-	759,688
Amortization of debt discount	276,720	1,197,496
Loss on debt extinguishment	1,431,476	751,843
Gain on settlement of accrued expenses	(24,583)	-
Debt conversion expense	1,925,271	-
Changes in operating assets and liabilities:
Prepaid expenses and advances	-	10,000
Accounts payable and accrued expenses	653,694	640,804
Cash used in continuing operations	(817,892)	(616,354)
Cash used in discontinued operations	-	(114,752)
NET CASH USED IN OPERATIONS	(817,892)	(731,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable		(400,000)
Cash used in discontinued operations	-	(920,247)
CASH USED IN INVESTING ACTIVITIES	-	(1,320,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D convertible preferred stock	500,000	-
Proceeds from issuance of convertible debt	80,000	2,135,000
Proceeds from issuance of convertible debt - related party	32,000
Payments on convertible debt - related party	-	(50,000)
Payment of deferred financing costs	-	(20,000)
Advances from related parties	67,600	-
Payments on advances from related parties	(160,100)	-
Proceeds from sale of common stock	-	70,000
CASH PROVIDED BY FINANCING ACTIVITIES	519,500	2,135,000

EFFECT OF EXCHANGE RATES ON CASH	-	(25,001)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(298,392)	58,646

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,298	217,312

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$906	$275,958

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	55,671	$7,612
NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discount due to common stock issued with debt and beneficial conversion feature	$22,905	$849,729
Debt discount due to derivative liabilities issued with convertible debt	$10,786	$176,983
Common stock issued to settle accrued expenses	$68,056	$-
Conversion of convertible debt and accrued interest to equity	$3,517,030	$119,845
Interest converted to debt principal	$25,000	$-
Conversion of Series A Preferred Stock to common stock	$416	$-
Fair value of common stock issued as a deposit to Sellers of Zinco do Brasil Mineracao Ltda.	$200,600	$-
Fair value of common stock issued to Sellers of the Mining Company	$-	$11,225,000
Fair value of warrants issued to Sellers of the Mining Company	$-	$587,173

 See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Notes to Consolidated Financial Statements

February 28, 2013

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Zinco Do Brasil, Inc. (formerly TurkPower Corporation) was incorporated in the State of Delaware on November 4, 2004 as Global Ink Supply Company and was organized for the purpose of developing e-commerce website to sell ink printer cartridges and toner. On September 28, 2012, an amendment was filed with and approved by the Secretary of State of Delaware to (i) change the name of the Company to Zinco do Brasil, Inc., (ii) effect a reverse split on a 1:15 basis and (iii) increase the number of the Company’s authorized shares of capital stock from 310,000,000 shares to 810,000,000 of which 800,000,000 shares are common stock with a par value $0.0001 per share and 10,000,000 shares are preferred stock with a par value $0.0001 per share. The amended Articles of Incorporation were approved by the State of Delaware effective September 28, 2012.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim consolidated financial statements as of and for the three and nine months ended February 28, 2013 and 2012 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed with the SEC as part of the Company’s Annual Report on Form 10-K, which was filed on September 18, 2012.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of February 28, 2013:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$76,965	$-	$-	$76,965
Warrant derivative liabilities	234,835	-	-	234,835
Total	$311,800	$-	$-	$311,800

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at May 31, 2012	$508,819
Fair value of warrant derivative liabilities at issuance	98,026
Unrealized derivative gains included in other expense	(295,045)
Balance at February 28, 2013	$311,800

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

Beginning December 1, 2012, the Company used the Lattice model to value derivative instruments issued subsequent to November 30, 2012.The change is considered a change in estimate and is applied prospectively. For warrants issued prior to December 1, 2012, the Company continues to use the Black Scholes model.

As of February 28, 2013, there were a total of 565,000 warrants outstanding, of which 473,333 were valued using Black Scholes and 91,667 were valued using the Lattice model.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model:

	February 28, 2013	May 31, 2012
Market value of stock on measurement date	$1.65	$0.16
Risk-free interest rate	$0.09 – 0.13%	$0.03 – 0.18%
Dividend yield	0%	0%
Volatility factor	132 – 161%	152 – 179%
Term	0. 17 – 0.51 year	0.06 – 1.25 years

The following are the assumptions used for derivative instruments valued using the Lattice model:

	Initial Valuations	February 28, 2013
Market value of common stock on measurement date	$1.27-$1.60	$1.65
Adjusted exercise price	$1.61-$2.50	$1.61-$2.50
Risk free interest rate	0. 36-0.40%	0.36%
Warrant lives in years	3	2.83
Expected volatility	167-169%	167%
Expected dividend yields	0%	0%
Offering price range	$1.49-2.72	$1.49-2.72

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had a net loss of $5,771,333 for the nine months ended February 28, 2013 and had a working capital deficit as of February 28, 2013 of $5,431,038. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional working capital either through debt or equity financing.  The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

In November 2011, the Company determined that it would cease all operations in Turkey and sell its Turkish subsidiary, including its investment in the mining company. As a result, the Company has identified the assets and liabilities of the Turkish subsidiary as assets and liabilities of discontinued operations at February 28, 2013 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

A summarized operating result for discontinued operations is as follows:

	Nine months ended
	February 28, 2013	February 29, 2012

Revenues	$-	$9,988
Professional fees, selling, general and administrative expenses	-	(1,057,907)

Impairment in Investment in Mining Company	-	(13,859,231)

Total operating expenses	-	(14,917,138)
Loss from operations	-	(14,907,150)
Other income (expense)	-
Interest expense, net	(240,484)	(252,063)
Gain on extinguishment of debt	-	115,930
Foreign currency loss	-	(262,783)
Total other expense	(240,484)	(398,916)
Loss from discontinued operations	$(240,484)	$(15,306,066)

The decline in activity in the current period is due to the Company ceasing its operations in Turkey. The losses from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance.

Summary of liabilities of discontinued operations is as follows:

	February 28, 2013	May 31, 2012

Accounts payable and accrued expenses	$1,228,678	$1,205,173
Accrued interest	461,186	216,420
Short-term debt, net	761,013	746,454
Total current liabilities of discontinued operations	$2,450,877	$2,168,047

Short-term debt included in Liabilities of Discontinued Operations

As of February 28, 2013 and May 31, 2012, the Company owes $761,013 and $746,454 and, respectively, to an unrelated party. These amounts are included in liabilities of discontinued operations. The loan is unsecured, bears annual interest at 25.0% and matured on December 15, 2011. While delinquent, the Turkish subsidiary is required to pay 2.5% interest per month on the principal balance to the lender. As of February 28, 2013 and May 31, 2012, accrued interest related to this note, included in liabilities of discontinued operations, is $461,186 and $216,420, respectively. The Company recorded interest expense of $240,484 and $252,063 for the nine months ended February 28, 2013 and 2012, and $78,907 and $58,939 for the three months ended February 28, 2013 and 2012. As of February 28, 2013, this loan is in default.

NOTE 5 – DEPOSIT ON ACQUISITION OF ZINCO DO BRASIL MINERACAO LTDA.

On August 14, 2012, the Company agreed with Ouro do Brasil Holdings Ltd. (“OBH”) and IMS Engenharia Mineral Ltda. (“IMS”) for the proposed acquisition of 99.9% of Zinco do Brasil Mineracao Ltda., a company to be formed under the laws of Brazil (“ZBM”), which will be owned by OBH and IMS. Pursuant to the agreement, the Company will acquire 99.9% of ZBM in exchange for (i) 7,166,667 common shares to OBH and (ii) 1,075,000 Series C preferred shares to IMS (the “IMS Shares”). The Company also agreed to raise $17 million which will be used to complete the acquisition of the zinc project.

As of the date of this filing, ZBM has not been formed and the transaction has not been completed, although some of the shares have been issued. The fair value of OBH shares and IMS shares issued as of February 28, 2013 of $200,600 has been recorded as a deposit on the acquisition (see Note 7). In the event that the acquisition is not consummated, IMS shall have the right to rescind the agreement and the obligations of both parties shall be terminated and the contemplated transaction is voided as if the agreement was never entered into.

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

On January 22, 2013, the Company entered into an agreement with the holder to further extend the maturity date of the secured debenture to May 1, 2013 and to pay $175,000 of principal and all accrued interest on or before February 28, 2013. In addition, the company agreed to issue 266,667 common stock shares valued at $800,000.

The Company evaluated the modification and determined that it was substantial and was therefore accounted for as an extinguishment of debt. Consequently, the fair value of the 800,000 common shares of $1,423,200 and the incremental fair value of the modified warrants of $8,276 was recorded as loss on debt extinguishment.

As of February 28, 2013, the outstanding balance on the debenture amounted to $275,000 and the principal amount of $175,000 is currently in default.

One Year Term Debentures

Borrowings

During the nine months ended February 28, 2013, the Company borrowed $32,000 by issuing convertible debentures to a related party together with 2,133 common shares. The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $0.25 per share. The relative fair value of the shares at the time of issuance was $1,953 and was recorded as a debt discount and a corresponding increase in equity. The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

The convertible debenture was analyzed for a beneficial conversion feature at which time it was concluded that no beneficial conversion feature exists. The Company also analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

Conversions

During the nine months ended February 28, 2013 the Company converted $2,693,159 of convertible debt and accrued interest of $823,871 into 2,344,687 common shares. In order to induce conversion, the conversion price on these debentures was modified from $3.75 per share to $1.50 per share. The Company accounted for the conversion as induced conversion under the guidance of FASB ASC 470-20. Consequently, the Company recognized a debt conversion expense of $1,925,271 which is equivalent to the fair value of the incremental shares issued as a result of the reduction in the conversion price.

As of February 28, 2013, the balance of all convertible debentures was $1,807,000 (including related party debentures totaling $32,000) which includes convertible debentures that are currently in default and subjected to a default interest of 20% amounting to $1,500,000.

180-Day Convertible Promissory Notes

During the three months ended February 28, 2012, the Company issued two 180-day convertible promissory Notes (“180-day notes) to third party investors for $50,000, all with maturity dates ending August 20, 2013. The 180-day notes are convertible into common shares at the conversion price of $1.50 per share, carry interest rates of 18% per annum and a 10% debt discount due on maturity date. In conjunction with the 180-day notes, the Company also issued a total of 8,334 warrants with a fair value of $10,786 on the issuance date. The warrants were determined to be a derivative due to the reset provision in their exercise prices and the related fair value was recognized as a debt discount with a corresponding credit to derivative liability.

The 180-day notes were analyzed for a beneficial conversion feature and concluded that beneficial conversion feature exists amounting to $12,952 which was also recognized as a debt discount and amortized over the term of the notes.

60-Day Promissory Notes

During the three months ended February 28, 2013, the Company issued two 60-day promissory notes (“60-day notes”) to third party investors for $30,000. The 60-day notes mature on April 5, 2013, carry interest rate of 8% per annum and a 10% debt discount due on maturity date.

For the nine months ended February 28, 2013 and 2012, debt discount amortization recorded to interest amounted to $276,720 and $1,197,496, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the nine months ended February 28, 2013, the Company designated 1,000 shares of its preferred stock as Series B Convertible Preferred Stock with a par value of $0.0001 per share,1,100,000 of its preferred stock as Series C Convertible Preferred Stock with a par value of $0.001 per share and 1,200,000 of its preferred stock as Series D Convertible Preferred with a par value of $0.001.

The Series B and Series C Convertible Preferred Stock are convertible into 6,667 and 7 common shares, respectively.

The Series D Convertible Preferred Stock is convertible into 7 common shares and include 12% cumulative annual dividend payable semiannually on November 30 and May 31. The accrued dividend is also convertible into common shares.

The Company had the following equity transactions during the nine months ended February 28, 2013:

•	In August 2012, the Company converted 240 Series A preferred shares into 4,160,000 common shares.
•	Convertible debentures totaling $2,693,159 and accrued interest of $823,871 were converted into 2,344,687 common shares (see Note 6).
•	800,000 common shares with a fair value of $1,431,476 were issued in connection with the modification of debt (see Note 6).
•	2,133 common shares with a fair value of $1,953 were issued to a related party in connection with the issuance of a convertible debenture for $32,000 (see Note 6).
•	10,000 common shares with a fair value of $32,999 were issued to a lender as consideration for the waiver in the default of his respective convertible debentures
•	299,024 common shares with a fair value of $496,416 were issued for services
•	60,379 common shares with a fair value of $68,056 were issued as settlement of accounts payable and accrued director’s fees
•	1,074,999 Series C Convertible Preferred shares with a fair value of $137,587 and 3,466,667 common shares with a fair value of $63,013 were issued as a deposit on the acquisition of ZBM.
•	In December 2012, the Company accepted subscriptions in the aggregate of $500,000 for 50,000 shares of the Company’s Series D Convertible Preferred shares plus warrants to purchase an additional 83,333 common shares at an exercise price of $2.25 per share and a term of three years.

The Company also recognized stock-based compensation expense of $172,749 equivalent to the vested portion of the 133,333 shares granted to a director of the Company in fiscal year 2011.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company received non-interest bearing advances from shareholders totaling $67,600 and made repayments of $160,100 during the nine months ended February 28, 2013. As of February 28, 2013, amounts due to these shareholders totaled $48,007.

NOTE 9– STOCK OPTIONS AND WARRANTS

Stock option activity for nine months ended February 28, 2013 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2012	1,177,778	$5.25	6.31	$-
Granted	-	$-	-	$-
Forfeited	(348,333)	$5.25	-	$-
Outstanding at February 28, 2013	829,445	$5.25	4.41	$-
Exercisable at February 28, 2013	462,778	$5.25	1.16	$-

As of February 28, 2013, there was approximately $1,200,180 of total unrecognized compensation cost related to non-vested stock options which is expected to be substantially recognized when certain performance conditions are met or when there is a change of control.

Warrants

Warrant activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2012	373,333	$3.15	1.88	$-
Granted	191,667	$2.85	2.30	$-
Outstanding at February 28, 2013	565,000	$3.46	1.60	$-
Exercisable at February 28, 2013	515,000	$3.29	1.60	$-

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

On October 2, 2012, the Company was served with a Summons and Notice of Motion for Summary Judgment in an action entitled Turigay Affiliates Corp. v. TurkPower Corporation, Index No. 653415/2012, Supreme Court, New York County. The Plaintiff is seeking repayment of amounts loaned to the Company’s Turkish subsidiary. The Company has opposed the plaintiff’s motion and asserted a number of defenses including fraud and the forgery of the signatures of certain of the Company’s officers. A hearing on the plaintiff’s motion is scheduled for May 8, 2013. The liability related to this loan is included under Liabilities of discontinued operation in the consolidated balance sheets.

Except as disclosed above, the Company is not a party to any other material pending legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

NOTE 11- SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there was a reportable subsequent event to be disclosed as follows:

In March 2013, the Company issued  1,245,047 common shares to shareholders of OBH in connection with the acquisition of ZBM (see Note 5) and 433,331 common shares for services.

In April 2013, the Company accepted subscriptions in the aggregate of $1,000,000 for 100,000 shares of the Company’s Series D Convertible Preferred Stock plus warrants to purchase an additional 166,667 common shares, at an exercise price of $2.25 per share, which expire in three (3) years.

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

(a) Overview

Zinco Do Brasil, Inc. (formerly TurkPower Corporation) was incorporated in the State of Delaware on November 4, 2004 as Global Ink Supply Company and was organized to develop an e-commerce website to sell ink printer cartridges and toner. On September 28, 2012, an amendment was filed with the Secretary of State of Delaware to (i) change the name of the Company to Zinco do Brasil, Inc., (ii) effect a reverse split on a 1:15 basis and (iii) increase the number of the Company’s authorized shares of capital stock from 310,000,000 shares to 810,000,000 of which 800,000,000 shares will be common stock par value $0.0001 per share (the “Common Stock”) and 10,000,000 shares will be preferred stock (the “Preferred Stock”) par value $0.0001 per share. The amended Articles of Incorporation were approved by the state of Delaware effective September 28, 2012.

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

Upon execution of the Agreement, Ahmet Calik, Juvenil Felix, Ed Dowling and Jose Mendo de Souza were appointed to the Company’s Board of Directors on or before the Closing; James Davidson was appointed Chairman and Chief Executive Officer. Ryan Hart, the Company’s current Chairman and Chief Executive Officer will serve as President and Adriano Espeschit will be appointed a Director and Chief Operations Officer. As of the date of this filing, Juvenil Felix, Ed Dowling and Jose Mendo de Souza have been appointed as members of the Board of Directors, and Adriano Espeschit has been appointed a Director and Chief Operations Officer. On December 17, 2012, the Board resolved to remove James Davidson as Chairman and Chief Executive Officer and appointed Ryan Hart as interim Chairman and Chief Executive Officer.

ZBM will become a wholly-owned subsidiary of the Company, and the Company amended its Articles of Incorporation to change its name to “Zinco do Brasil, Inc.” This change was approved by the State of Deleware effective September 28, 2012.

Further, on or before the second anniversary of the closing, the Company shall divest itself of all current assets and operations in Turkey (the “Turkish Operations”) in exchange of the assumption of any liabilities associated with the Turkish Operations.

As of the date of this filing, ZBM has not been formed and the transaction has not been completed. The fair value of OBH shares and IMS shares of $200,600 has been recorded as a deposit on the acquisition.

(b) Going Concern

As shown in the accompanying consolidated financial statements, the Company had a net loss of $5,771,333 for the nine months ended February 28, 2013 and had a working capital deficit as of February 28, 2013 of $5,431,038. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

For the Nine Months Ended February 28, 2013 and 2012

For the nine months ended February 28, 2013 and 2012 our professional fees were $302,385 and $594,854 respectively. The decrease was primarily due to lower legal and accounting expenses, due diligence, and investor relations expenses.

For the nine months ended February 28, 2013 and 2012, our selling, general and administrative expenses were $1,251,984 and $1,034,215 respectively.

For the nine months ended February 28, 2013 and 2012, we recorded other expense of $3,976,480 and $2,390,780, respectively. The change is primarily a result of the loss on debt extinguishment of $1,431,476 and debt conversion expense of $1,925,271, offset by the gain on derivative of $295,045 for the nine months ended February 28, 2013, compared to a loss on derivatives of $36,996 for the nine months ended February 28, 2012, and the decrease in interest expense of $687,163.

For the nine months ended February 28, 2013 and 2012, we recorded a loss from discontinued operations of $240,484 compared to $15,306,066.  The comparative decrease is due to the impairment of investment of a mining company in 2012.

For the Three Months Ended February 28, 2013 and 2012

For the three months ended February 28, 2013 and 2012, our professional fees were $130,971 and $115,302, respectively.

For the three months ended February 28, 2013 and 2012, our selling, general and administrative expenses were $523,173 and $147,756, respectively.

For the three months ended February 28, 2013 and 2012, we recorded other expense of $1,129,348 and $1,369,883, respectively. The decrease in other expense was due to a decrease in interest expense in the current period by $470,332, offset by a debt conversion expense of $67,839 and a derivative loss of $96,447 as opposed to a derivative gain of $17,354 in 2012.

For the three months ended February 28, 2013 and 2012, we recorded a loss from discontinued operations of $78,907 compared to $12,025,273.  The decrease is due to the impairment of investment of a mining company in 2012.

(d) Liquidity and Capital Resources

At February 28, 2013, we had cash of $906, as compared to $299,298 at May 31, 2012. This decrease was a result of cash used in operating activities of $817,892 and cash provided by financing activities of $519,500.

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

On October 2, 2012, the Company was served with a Summons and Notice of Motion for Summary Judgment in an action entitled Turigay Affiliates Corp. v. TurkPower Corporation, Index No. 653415/2012, Supreme Court, New York County. The Company has opposed the Plaintiff’s motion and asserted a number of defenses including fraud and the forgery of the signatures of certain of the Company’s officers. A hearing on the Plaintiff’s motion is scheduled for May 8, 2013. The Plaintiff is seeking repayment of €450,000 which the Plaintiff alleges was loaned to the Company’s Turkish subsidiary (see, Item 3. below). The Company’s time to respond to the action has not yet expired.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On April 27, 2010, the Company’s Turkish subsidiary borrowed €450,000 ($555,692) from a third party. The loan is unsecured, bears annual interest at 25.0% and was payable in full on October 27, 2010. The interest rate increased to 60% on October 28, 2010, when the loan became in default. On August 2, 2011, the Turkish subsidiary and the lender cancelled the previous loan agreement and agreed to terms for the repayment of the €450,000 short-term debt and related interest by which the Turkish subsidiary agreed to pay the lender €200,000 on August 15, 2011, and €100,000 monthly thereafter through December 15, 2011 after which the Turkish subsidiary will have paid the lender €600,000 in aggregate. In addition the Company agreed to issue the lender 300,000 common shares no later than August 15, 2011. The Turkish subsidiary did not make the scheduled payments and the Company did not issue 300,000 shares to the lender. While delinquent, the Company is required to pay a 2.5% interest per month on the €600,000 loan to the lender. As of February 28, 2013, this loan is in default.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION AND SUBSEQUENT EVENTS

On April 5, 2013, the Company and the lender of a $20,000 note agreed to extend the term of the note for an additional sixty (60) days to June 4, 2013.

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

Date: April 22, 2013

ZINCO DO BRASIL, INC.
(Registrant)

By:	/s/Ryan Hart
Name:	Ryan Hart
Title:	President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

