Form 10-Q/A
period 2013-02-28
Zinco do Brasil, Inc.
filed 2013-04-26
CIK 1368055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

(Amendment No. 1)

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

The purpose of this Amendment to Zinco Do Brasil, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013, filed with the Securities and Exchange Commission on April 23, 2013 (the “Form 10-Q”), is to (i) amend Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II- Other Information of the Form 10-Q and (ii) provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

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

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Professional fees	130,971	115,302	302,385	594,854
Selling, general and administrative expenses	523,173	147,756	1,251,984	1,034,215
Total operating expenses	654,144	263,058	1,554,369	1,629,069
Loss from operations	(654,144)	(263,058)	(1,554,369)	(1,629,069)

Other (income) expense:
Derivatives (gain) loss	96,447	(17,354)	(295,045)	36,996
Interest expense	165,062	635,394	914,778	1,601,941
Loss on extinguishment of debt	800,000	751,843	1,431,476	751,843
Debt conversion expense	67,839	-	1,925,271	-
Total other expense	1,129,348	1,369,883	3,976,480	2,390,780

Loss from continuing operations	(1,783,492)	(1,632,941)	(5,530,849)	(4,019,849)
Loss from discontinued operations	(78,907)	(12,025,723)	(240,484)	(15,306,066)

Net loss	$(1,862,399)	$(13,658,664)	$(5,771,333)	$(19,325,915)
Net loss attributable to non-controlling interest	-	(23,879)	-	(29,879)
Net loss attributable to Zinco Do Brasil, Inc.	$(1,862,399)	$(13,634,785)	$(5,771,333)	$(19,296,036)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.09)	$(0.17)	$(0.32)	$(0.45)
Loss from discontinued operations	$(0.00)	$(1.25)	$(0.01)	$(1.71)
Net loss per share	$(0.09)	$(1.42)	$(0.33)	$(2.16)

Weighted average number of common shares outstanding - basic and diluted	20,975,776	9,577,315	17,395,003	8,936,684

Comprehensive loss
Net loss	$(1,862,399)	$(13,658,664)	$(5,771,333)	$(19,325,915)
Foreign currency translation adjustments	20,459	-	(42,345)	-
Total comprehensive loss	(1,841,940)	(13,658,664)	(5,813,678)	(19,325,915)
Comprehensive loss attributable to non-controlling interests	-	(23,879)	-	(29,879)
Comprehensive net loss attributable to Zinco Do Brasil, Inc.	$(1,841,940)	$(13,634,785)	$(5,813,678)	$(19,296,036)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In December 2012, the Company accepted subscriptions in the aggregate of $500,000 for 50,000 shares of the Company’s Series D Convertible Preferred shares plus warrants to purchase an additional 83,333 shares of Common Stock at an exercise price of $2.25 per share and a term of three years.

In January 22, 2013, 800,000 common shares with a fair value of $1,431,476 were issued in connection with the modification of debt with a noteholder. On same date, the Company entered into an agreement with the noteholder to extend the maturity date of a secured debenture to May 1, 2013 and to pay $175,000 of principal and all accrued interest on or before February 28, 2013. In connection therewith, the Company agreed to issue 266,667 common stock shares valued at $800,000.

As of February 5, 2013, the Registrant has converted an aggregate of $3,460,497.80 of its existing 18% convertible notes, held in favor of its investors into an aggregate of 2,306,998 shares of Common Stock at a basis of $1.50 per share.

During the period ended February 28, 2012, the Company issued two 180-day convertible promissory notes (“180-day Notes) to third party investors each in the principal amount of $50,000, with maturity dates of August 20, 2013. The 180-day Notes accrue interest at the rate of 18% per annum, are convertible into shares of Common Stock at the conversion price of $1.50 per share and a 10% debt discount due on maturity date. In conjunction with the 180-day Notes, the Company also issued warrants to purchase 8,334 shares of Common Stock.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the investor had access to information concerning the Registrant’s operations and financial condition, the investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the investor; the Registrant obtained representations from the investor regarding their investment intent, experience and sophistication; and the investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.

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

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer. **

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer. **

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2013

ZINCO DO BRASIL, INC.
(Registrant)

By:	/s/Ryan Hart
Name:	Ryan Hart
Title:	President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer. **

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer. **

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**  Filed herewith.