Form 10-K
period 2013-05-31
Zinco do Brasil, Inc.
filed 2013-09-13
CIK 1368055

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE

ACT OF 1934: FOR THE FISCAL YEAR ENDED MAY 31, 2013

ZINCO DO BRASIL, INC.

(formerly TurkPower Corporation)

(Exact name of registrant as specified in its charter)

Delaware	26-2524571
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

100 Park Avenue Suite 1600

New York, New York 10017

(212) 984-0628

(Address and Telephone Number including area code

of registrant’s principal executive offices):

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule

12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock held on November 30, 2012 by non-affiliates of the registrant was $29,504,074 based on the closing price of $1.49 per share as reported on the OTC Bulletin Board on November 30, 2012 the last business day of the registrant's most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

As of September 13, 2013, there were 23,563,850 shares of common stock of the registrant issued and outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Plan of Operation,” may constitute forward-looking statements for purposes of the Securities Act and the Exchange Act. These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Zinco Do Brasil, Inc. (the “Company” or “Zinco”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

Overview

References in this Report to "Zinco," "we," "our," "us,” "Registrant,” and the "Company" refer to Zinco Do Brasil, Inc.

Organizational History

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

Upon execution of the Agreement, Ahmet Calik, Juvenil Felix, Ed Dowling and Jose Mendo de Souza were appointed to the Company’s Board of Directors on or before the Closing; James Davidson was appointed Chairman and Chief Executive Officer; Ryan Hart, the Company’s former Chairman and Chief Executive Officer, was appointed as President; and Adriano Espeschit was appointed a Director and Chief Operations Officer. On September 26, 2012, the Registrant accepted the resignation of Kaveh Meghdadpour as member of the Board of Directors. On December 17, 2012, the Board resolved to remove James Davidson as Chairman and Chief Executive Officer and appointed Ryan Hart as interim Chairman and Chief Executive Officer. On June 17, 2013, the Registrant appointed Daniel J. Kunz as its Executive Chairman of the Board of Directors and, effective September 1, 2013, its Chief Executive Officer. Also on June 17, 2013, Ryan E. Hart was appointed to serve as Vice Chairman of the Board of Directors.

ZBM will become a wholly-owned subsidiary of the Company, and the Company amended its Articles of Incorporation to change its name to “Zinco do Brasil, Inc.” This change was approved by the State of Delaware effective September 28, 2012.

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

On February 13, 2013, Zinco, OBH and IMS entered into a modification of the Agreement, dated August 14, 2012, to extend the date by which Zinco is required to raise $6,000,000 or such amount necessary to satisfy payment to Vale S.A. to complete the acquisition of the zinc mine until June 14, 2013.

On June 14, 2013, the Registrant, OBH and IMS entered into a modification of the Binding Agreement dated August 14, 2012, as amended on February 13, 2013, to extend the date by which the Registrant is required to raise $6,000,000 or such amount necessary to satisfy payment to Vale S.A. to complete the acquisition of the zinc mine, until September 14, 2013.

The extension was granted, in part, as a result of the substantial, partial performance made by the Registrant in its efforts to complete the acquisition, including the delivery of 5,921,620 shares of common stock and 1,074,999 shares of Series C Preferred Stock, as well as the conversion of an aggregate of $4,286,832.05 of liabilities into shares of common stock at $1.50 per share. The Registrant continues to devote all its efforts and operations toward the preparation of engaging in mining operations upon consummation of the transaction. The Registrant owns a minority interest in the Kuluncak mine, an iron ore mine in Turkey formerly owned by Exxaro and is currently in the process of evaluating its options and defining its strategy regarding its asset in Turkey.

Employees

Zinco has 6 full-time employees.

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

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

We have incurred operating losses of $8,179,193 during the year ended May 31, 2013. We expect to continue to incur significant operating expenses as we maintain our consulting and services. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

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

Risks related to Our Common Stock

THE SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As of May 31, 2013, the Company had a total of 23,563,850 shares of Common Stock issued and outstanding. If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares provided we have satisfied the conditions in Rule 144 relating to ceasing to be a shell company, are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, have timely filed all Exchange Act reports required to be filed during the preceding 12 months, and at least one year has elapsed from the time that we filed current Form 10 information reflecting our status as an entity that is not a shell company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We do not own any properties. We lease office space for our executive offices. We also utilize the office space and equipment of our Chief Executive Officer at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

On October 2, 2012, the Company was served with a Summons and Notice of Motion for Summary Judgment in an action entitled Turigay Affiliates Corp. v. TurkPower Corporation, Index No. 653415/2012, Supreme Court, New York County. The Company has opposed the Plaintiff’s motion and asserted a number of defenses including fraud and the forgery of the signatures of certain of the Company’s officers. At a hearing on May 8, 2013, the court granted the Plaintiff’s Motion for Summary Judgment in lieu of complaint for repayment of €450,000. A judgment has not yet been entered in this matter.

Except as disclosed herein, we are not aware of any material, existing or pending legal proceedings nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ZNBR.”

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

	High	Low

Fiscal Year 2012 (June 1, 2012 – May 31, 2013)
First quarter (June 1, 2012 – August 31, 2012)	$0.18	$0.05
Second quarter (September 1, 2012 – November 30, 2012)	$0.11	$0.07
Third quarter (December 1, 2012 – February 28, 2013)	$3.00	$0.08
Fourth quarter (March 1, 2013 – May 31, 2013)	$2.14	$1.68

Fiscal Year 2011 June 1, 2011 – May 31, 2012)
First quarter (June 1, 2011 – August 31, 2011)	$0.43	$0.18
Second quarter (September 1, 2011 – November 30, 2011)	$0.30	$0.15
Third quarter (December 1, 2011 – February 28, 2012)	$0.21	$0.10
Fourth quarter (March 1, 2012 – May 31, 2012)	$0.23	$0.16

Number of Shareholders

As of May 31, 2013, a total of 23,563,850 shares of the Company’s common stock were outstanding and held by approximately 87 shareholders of record of our common stock. This figure does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount, approximately 2,400,000 shares are unrestricted. Approximately 19,500,000 shares are restricted securities held by non-affiliates, and the remaining 2,000,000 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of May 31, 2013, there were 748,335 warrants 829,445 stock options to purchase the Company’s Common Stock outstanding.

Description of Securities

Common Stock

The Company's Amended and Restated Certificate of Incorporation authorizes the issuance of 300,000,000 shares of common stock, $0.0001 par value per share.

Holders of Company’s common stock are entitled to one vote per share on each matter submitted to vote at a meeting of Company’s stockholders. Holders of common stock do not have cumulative voting rights. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of Company’s common stock or other securities. Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, subject to preferences that may be applicable to any then-outstanding preferred stock, each outstanding share of common stock entitles its holder to participate ratably in all remaining assets of the Company that are available for distribution to stockholders after providing for each class of stock, if any, having preference over the common stock.

Holders of common stock have no conversion, preemptive or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. The rights of the holders of common stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is authorized and issued.

Transfer Agent. Shares of Common Stock are registered at the transfer agent and are transferable at such office by the registered holder (or duly authorized attorney) upon surrender of the Common Stock certificate, properly endorsed. No transfer shall be registered unless the Company is satisfied that such transfer will not result in a violation of any applicable federal or state security laws. The Company’s transfer agent for its Common Stock is Island Stock Transfer

15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, Suite 301, (727) 289-0010)

Preferred Stock

The Company's Amended Articles of Incorporation authorizes the issuance of 10,000,000 shares of “Blank Check” Preferred Stock, par value $0.0001 per share, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company's board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

The Company has designated 1,000 of its preferred stock as Series A Convertible Preferred Stock with a par value of $.0001, 1,000 shares of its preferred stock as Series B Convertible Preferred Stock with a par value of $0.0001 per share, 1,100,000 of its preferred stock as Series C Convertible Preferred Stock with a par value of $0.001 per share and 1,200,000 of its preferred stock as Series D Convertible Preferred with a par value of $0.001.

Series A Convertible Preferred Stock

1,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A”), of which no shares are outstanding. Holders of Series A are entitled to receive dividends, ratably among holders, if and when declared by the board of directors for distribution to holders of Common Stock. Each share of Series A is convertible into 260,000 shares of the Company’s Common Stock, subject to adjustment. Holders of the Series A are entitled to 260,000 votes per share on all matters requiring shareholder vote.

Series B Perpetual Convertible Preferred Stock

1,000 shares of Series B Perpetual Convertible Preferred Stock, par value $0.0001 per share (“Series B”), of which no shares are outstanding. Each share of Series B is convertible into 100,000,000 shares of the Company’s Common Stock, subject to adjustment. Holders of the Series B are entitled to 100,000,000 votes per share on all matters requiring shareholder vote. Series B has a liquidation preference of $25,000 per share.

Series C Convertible Preferred Stock

1,100,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (“Series C”), of which 1,074,999 shares are outstanding. The Series C does no accrue dividends. Each share of Series C is convertible into 100 shares of the Company’s Common Stock, subject to adjustment. Holders of the Series C are entitled to 100 votes per share on all matters requiring shareholder vote. The Series C participates pari passu with the Common Stock in liquidation.

Series D Convertible Preferred Stock

1,200,000 shares of 12% Series D Convertible Preferred Stock, par value $0.0001 per shares (“Series D”), of which 95,000 shares are outstanding. Each share of Series D is entitled to receive cumulative annual dividends at the rate of 12.0% per annum on the stated value of $15.00. Each share of Series D is convertible into 6.667 shares of the Company’s Common Stock, subject to adjustment. Holders of the Series D are entitled to vote on an “as converted” basis together with the Common Stock on all matters requiring shareholder vote.

Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Long-Term Incentive Plans Awards in Last Fiscal Year

[See Item 11 for a description of recent grants of stock and stock options to directors.]

Penny Stock Rules

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

•	Contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading.
•	Contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended.
•	Contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price.
•	Contains a toll-free telephone number for inquiries on disciplinary actions.
•	Defines significant terms in the disclosure document or in the conduct of trading penny stocks.
•	Contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	The bid and offer quotations for the penny stock.
•	The compensation of the broker-dealer and its salesperson in the transaction.
•	The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock.
•	Monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Recent Sales of Unregistered Securities

During the fiscal years ended May 31, 2013, May 31, 2012, and 2011, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

From April 22 to May 3, 2013, the Company converted an aggregate of $826,334 of existing convertible notes and accrued interest, held in favor of its investors, SDS Capital Group, Fuse Capital LLC and Mrs. Jane Hsiao, into an aggregate of 550,890 shares of newly-issued Common Stock. The basis of the conversion price was $1.50 per each share of Common Stock the notes were converted into.

On April 18, 2013, the Company accepted subscriptions in the aggregate of $1,000,000 from existing institutional investors and Edward Dowling, a member of the Company’s Board of Directors, for 100,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Stock”) plus warrants (to purchase an additional 166,667 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, which expire in three (3) years. The shares of Series D Stock are convertible into 666,667 shares of Common Stock.

As of February 5, 2013, the Company has converted an aggregate of $3,460,498 of its existing 18% convertible notes and accrued interest, held in favor of its investors, Azure Trading, LLC, Frost Gamma Corp, MKM Opportunity Mater Fund, Ovation Group, Inc. and others, into an aggregate of 2,306,998 shares of newly-issued Common Stock. The basis of the conversion price was $1.50 per share of Common Stock, taking into account the Company’s recent reverse stock split of 1 share for every 15 shares of Common Stock outstanding.

On September 24, 2012, pursuant to certain amended agreements with certain subscribers for the conversion of obligations related thereto, the Registrant authorized the issuance of an aggregate of 23,286,612 shares of common stock, par value $0.0001 per share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fiscal year ended May 31, 2013.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company's Annual Report on Form 10-K for the year ended May 31, 2013. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

Our cash balance as of May 31, 2013, was $687 compared to $299,298 as of May 31, 2012.

During the year ended May 31, 2013, the Company issued $0 of equity securities for cash, $1,450,000 of Preferred D securities for cash, and $212,000 of convertible debentures to third party and related party investors. The Company also made $130,000 of payments to investors on convertible debentures and converted $4,343,364 of convertible debt and accrued interest into common stock. The Company received non-interest bearing advances from shareholders totaling $67,600 and made repayments of $172,266 during the year ended May 31, 2013. As of May 31, 2013, amounts due to these shareholders totaled $35,841.

Liquidity and Capital Resources during the year ended May 31, 2012 compared to the year ended May 31, 2011.

During the year ended May 31, 2012, the Company issued $72,000 of equity securities for cash and $2,635,000 of convertible debentures to third party and related party investors. The Company also made $50,000 of payments to investors on convertible debentures and converted $119,846 of convertible debentures and accrued interest into common stock. The Company received non-interest bearing advances from shareholders totaling $205,672 and made repayments of $65,165 during the year ended May 31, 2012.  As of May 31, 2012, amounts due to these shareholders totaled $140,507.

Liquidity and Capital Resource Plan for the year ending May 31, 2014

During the year ending May 31, 2014, the Company intends to fund its operations by raising proceeds from its current equity financing which will enable it to consummate its proposed acquisition of a natural resources mine in Brasil. Due to the expenses involved and capital required to acquire and commence revenue generating operations of the mine, it is not anticipated that the Company will generate additional working capital during the next fiscal year. The Company will be required to pursue working capital debt financing as well as project-specific debt financing to acquire and develop the mine. However, no assurance can be given that any such financing that the Company is pursuing will be available to us on favorable terms, if at all, and this may severely impact our current operations and delay the development of our alternative energy projects until additional funds are received by the Company.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended May 31, 2013 Compared to the Year Ended May 31, 2012

The company had no revenues from continuing operations during the years ended May 31, 2013 and 2012. Revenues from discontinued operations for the year ended May 31, 2013 were $0 compared to $9,988 for the year ended May 31, 2012, a decrease of $9,988. This decrease was due to the Company discontinuing its Turkey operations and terminating its agreement to acquire BEST LLC.

Operating expenses for the year ended May 31, 2013 from continuing operations were $3,337,775 compared to $13,565,190 for the year ended May 31, 2012, a decrease of $10,227,415. This is primarily due to the decrease in stock-based compensation of $10,065,630 which was primarily due to the 240 Series A preferred shares issued for services during the year ended May 31, 2012 which had a fair value of $10,764,000. Operating expenses from discontinued operations for the year ended May 31, 2012 were $0 compared to $14,917,138 for the year ended May 31, 2012. Operating expenses for the year ended May 31, 2012 primarily consisted of the impairment on the investment in the mining company of $13,859,231. There were no operating expenses for the year ended May 31, 2013 as the Company discontinued their Turkey operations.

The Company also incurred net interest expense of $1,429,169 ($316,765 is reported under discontinued operations) and $2,493,764 ($317,876 is reported under discontinued operations) during the years ended May 31, 2013 and 2012, respectively. During the year ended May 31, 2013, this amount consisted primarily of $1,009,047 interest on the convertible debt (of which approximately $353,513 was non-cash amortization). During the year ended May 31, 2012, the Company incurred interest expense of $2,175,000 on the convertible debt (of which approximately $1,539,000 was non-cash amortization). The Company also incurred derivative gains of $416,282 and a loss on extinguishment of debt for the year ended May 31, 2013 of $1,632,701. The Company also incurred derivative losses and a loss on extinguishment of debt for the year ended May 31, 2012 of $143,417 and $827,593. Derivative gains during the year ended May 31, 2013 and losses during the year ended May 31, 2012 are substantially related to warrants issued with Preferred D subscriptions and $250,000 secured convertible debentures and related warrants issued with the debt which qualified for derivative accounting. Losses on extinguishment relate to the $250,000 secured convertible debenture and related warrants which were modified during the years ended May 31, 2013 and 2012 (see note 6).

As a result, the Company incurred a net loss of $8,179,193 for the year ended May 31, 2013, compared with a net loss of $31,965,914 for the year ended May 31, 2012.

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

Receivables

The Company extends unsecured credit to its customers in the ordinary course of business.  An allowance for doubtful accounts is established and recorded based on management’s assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.  If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when our internal collection efforts have been unsuccessful. There was no allowance for doubtful accounts as of May 31, 2013 or 2012.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided on a straight-line basis, over the assets’ estimated useful lives. The estimated useful lives of furniture and equipment are 3-5 years. All property and equipment related to the operations in Turkey were written down to zero as of May 31, 2013.

Long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value. Long-lived assets related to the operations in Turkey were fully impaired as of May 31, 2013.

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

During the year ended May 31, 2012, the Company’s revenues (included in discontinued operations) were principally derived from energy consulting services provided to several customers in Turkey.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of May 31, 2013 and 2012.

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

The Company's management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of May 31, 2013.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended May 31, 2013. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K for the year ended May 31, 2013

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9B- OTHER INFORMATION

None.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers.

The following table sets forth information regarding the Company’s directors and executive officers and their respective positions as of May 31, 2013:

Name	Age	Officer or Director Since	Position
Daniel J. Kunz	61	2013	Executive Chairman of the Board of Directors; Chief Executive Officer
Ryan E. Hart	37	2009	Vice Chairman of the Board of Directors; President; [Chief Financial officer]
Juvenil Felix	74	2012	Director
Edward Dowling	58	2012	Director
Adriano Espeschit	48	2012	Director; Chief Operating officer
Mustafa Aksoy	36	2012	Director
Jose Mendo de Souza	74	2012	Director

Daniel J. Kunz, Executive Chairman of the Board of Directors, Chief Executive Officer- Mr. Kunz was co-founder and served as the Chief Executive Officer and a director of U. S. Geothermal Inc. from March 2000 and December 2003, respectively, until April 19, 2013, of which he also served as President from December 2003 to September 2011. Mr. Kunz has more than 30 years of experience in international mining, engineering and construction, including, marketing, business development, management, accounting, finance and operations. Mr. Kunz served as Chairman of the Board of U.S. Cobalt Inc. from March 2000 to December 2004. He was senior vice president and Chief Operating Officer of Ivanhoe Mines Ltd. from 1997 until October 2000, and served as its President, Chief Executive Officer and Director from November 2000 until March 2003. From March 2003 until March 2004, Mr. Kunz served as President and CEO of Ivanhoe’s subsidiary Jinshan Gold Mines Inc. Prior thereto, Mr. Kunz was a founder of and directed the 1993 initial public offering of the NASDAQ listed MK Gold Company for which he served as President, Chief Executive Officer and a Director. Also, for 17 years from January 1979 to December 1993 Mr. Kunz held executive positions with NYSE listed Morrison Knudsen Corporation including Vice President and Controller. Mr. Kunz holds a Masters of Business Administration, a Bachelor of Science in Engineering and an associate accounting degree. He is currently a director at Chesapeake Gold Corp. and its subsidiary Gunpoint Exploration Ltd, Silver Bull Resources, Kazax Minerals Inc., and Kenai Resources Ltd. The Registrant determined that Mr. Kunz’s experience of more than 30 years in international mining, engineering and construction, plus and his many years of senior management and NYSE, NASDAQ and TSX director experience, rendered him suitably qualified to serve as its Chief Executive Officer and Executive Chairman

Ryan E. Hart, Vice Chairman of the Board of Directors, President, Chief Financial Officer– Mr. Hart is a Swiss-American financial investor based in Istanbul and New York. After working several years at Credit Suisse and UBS in the fields of Equity Trading and Portfolio Management, Mr. Hart founded Mirus Investments AG in 2004 as an alternative investment advisor (with a strong focus on hedge funds and venture capital) to independent asset managers and high net-worth individuals. Since the inception of Mirus Investments, Mr. Hart and his clients have been early investors in numerous public and private businesses, offering start-up and small companies the financial resources and network to execute their business plans and create sustainable shareholder value. The Company concluded that Mr. Hart’s extensive experience in financing make him an ideal candidate to serve in these capacities.

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

AUDIT COMMITTEE

Although our bylaws provide for the appointment of one, we are not yet required to have an Audit Committee as a result of the fact that our common stock is not considered a “listed security” as defined in Rule 10A-3 of the Exchange Act. In March, 2013, Mustafa Aksoy was elected, as an independent member, to the Company’s Board of Directors and the Chair of the Company’s Audit Committee. Due to his education and extensive experience, we believe Mr. Aksoy meets the criteria of an independent director and an “Audit Committee Financial Expert” as provided in Release 33-8173 and 34-47235.

CODE OF ETHICS

As of May 31, 2013, we have not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

2011 Omnibus Equity Incentive Plan

Zinco’s Board of Directors (the “Board”) administers the 2011 Omnibus Equity Incentive Plan ("2011 Plan"), which was adopted by the Board effective August 29, 2011. The purpose of the 2011 Plan is to provide a means through which the Company and its affiliates may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company and its affiliates can acquire and maintain an equity interest in the Company, or be paid incentive compensation, which may (but need not) be measured by reference to the value of the Company’s common stock, thereby strengthening their commitment to the welfare of the Company and its affiliates and aligning their interests with those of the Company’s stockholders. The 2011 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2011 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. The 2011 Plan shall terminate on the tenth anniversary of the date it was adopted unless sooner termination by the Board in accordance with its terms; provided, however, that such expiration shall not affect awards then outstanding, and the terms and conditions of the 2011 Plan shall continue to apply to such awards. A total of 20,000,000 shares of Common Stock have been authorized for issuance under the 2011 Plan.

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

ITEM 11 - EXECUTIVE COMPENSATION

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers. Compensation data is shown for the years ended May 31, 2013 and 2012. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards(#)	Nonequity Incentive Plan	All Other Compensation ($)		Total ($)
Daniel J. Kunz (a)	2013
Executive Chairman of the Board of Directors, Chief Executive Officer	2012	$-	$-	$-	-	$-		$-		$-

Ryan Hart, (b)	2013	$-	$-	$-	-	-		$-		$-
President and Financial Officer; Vice Chairman of the Board of Directors	2012	$-	$-	$-	5,000,000	$-		$48,000		$48,000

James Davidson,	2013	$-	$-	$-	-	$-	$	_____	$	_______
Director (c)	2012	$-	$-	$-	-	$-	$	[__]	$	[_]

Kaveh Meghdadpour,	2013	$-	$-	$-	-	$-	$	____	$	_____
Director (d)	2012	$-	$-	$-	-	$-		$5,000		$5,000

Edward Dowling,	2013	$-	$-	$-	-	$-		$-		$-
Director	2012	$-	$-	$-	-	$-		$-		$-

Jose Mendo de Souza	2013	$-	$-	$-	-	$-		$-		$-
Director	2012	$-	$-	$-	-	$-		$-		$-

Adriano Espeschit,	2013	$-	$-	$-	-	$-		$-		$-
Director and Chief Operating Officer	2012	$-	$-	$-	-	$-		$-		$-

Mustafa Aksoy,	2013	$-	$-	$-	-	$-		$-		$-
Director	2012	$-	$-	$-	-	$-		$-		$-

Ahmet Calik,	2013	$-	$-	$-	-	$-		$-		$-
Director	2012	$-	$-	$-	-	$-		$-		$-

Juvenil Felix,	2013	$-	$-	$-	-	$-		$-		$-
Director	2012	$-	$-	$-	-	$-		$-		$-

(a) Was elected on June 17, 2013 to serve as Executive Chairman of the Board of Directors and, effective September 1, 2013, its Chief Executive Officer.

(b) Served as Chief Executive Officer under September 1, 2013. On June 17, 2013 was appointed to serve as Vice Chairman of the Board of Directors.

(c) Was elected in June, 2013 to serve as Chief Executive Officer and Chairman of the Board of Directors and subsequently resigned of all capabilities on December 20, 2012.

(d) Resigned as a director on September 26, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2013.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Ryan E. Hart	-	5,000,000	$0.35	8/28/2021	-	-	-	-
James Davidson	-	-	-	-	-	-	-	-
Kaveh Meghdadpour	-	-	-	-	-	-	-	-

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

James Davidson

On April 13, 2011, the Company issued 2,000,000 fully vested shares of common stock to James Davidson upon becoming a member of the Board. The stock price of the Company on April 13, 2011 was $0.355 per share. The Company recorded stock compensation expense of $710,000 during the year ended May 31, 2011. In addition, the Director received an additional 2,000,000 restricted shares of common stock, which will vest after 18 months of continuous service for the Company as a Director. The Company determined the grant date of these shares was April 13, 2011 and will record an additional $710,000 of stock compensation expense over the 18 months term, of which the Company recognized stock compensation expense of $119,306 during the year ended May 31, 2012. The Company will record future stock compensation expense of $590,694 in connection with this restricted stock grant.

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

The table below shows the aggregate cash paid, and stock awards issued, to the non-employee directors during the year ended May 31, 2013 in accordance with the descriptions set forth above:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
James Davidson	50,000	-	-	50,000
Richard Schaeffer	-	-	-	-
Kaveh Meghdadpour	5,000	-	-	5,000

(1)	Amounts in this column represent the grant date fair value of stock awards granted during the year ended May 31, 2013, in accordance with ASC Topic 718.
(2)	The table below shows the number of stock options held by each of our non-employee directors as of May 31, 2013. The options owned by Richard Schaeffer are fully vested. 200,000 of the options owned by Kaveh Meghdadpour are vested and the remaining 300,000 options will vest ratably 100,000 per year over the next three years provided that the director serves as a director for each 12 month period.

Name	Grant Date	No. of Securities Underlying Unexercised Options	Option Exercise Price ($)
Kaveh Meghdadpour	01/03/2011	500,000	0.35

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of May 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in column 1)
Stock Options	17,666,667	$0.35	2,333,333

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2012, information known to us about the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding shares of our common stock.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of our common stock subject to options currently exercisable or exercisable within 60 days of August 19, 2011, and not subject to repurchase as of that date, are deemed to be outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed to be outstanding for calculating the percentage of any other person. The percentage of ownership is based on 125,303,158 shares of voting common stock outstanding as of August 19, 2011. Unless otherwise indicated, the address for those listed below is c/o Zinco Do Brasil, Inc., 100 Park Avenue, Suite 1600, New York, New York 10017.

The table also shows the number of shares beneficially owned as of May 31, 2013 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Name of Beneficial Owner	Title of Class	Beneficial Ownership(1)	Percent of Class(2)

Daniel Kunz	Common Stock	1,000,000	4.2%
Ryan E. Hart (4) Director, Chief Executive Officer and Chief Financial Officer	Common Stock	600,000	2.5%
Edward Dowling	Series D Preferred Stock	50,000	* %
	Common Stock	833,334	3.5%
Jose Mendo de Souza	Common Stock	560,271	* %
Mustafa Askoy	Series D Preferred Stock	50,000	* %
	Common Stock	833,334	3.5%
Juvenil Felix	Common Stock	330,000	1.3%
Adriano Epeschit	Common Stock	560,271	2.4%
All Officers and Directors as a Group (8 Persons)			%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 162,300,414 shares of Common Stock outstanding as of April 19, 2012, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3) Includes 2,500,000 shares owned directly. Each share of Series A Preferred Stock votes as 260,000 shares of Common Stock. The address for Seacrest Trading Corporation SA. is 2, Route D’Oron, 1010 Lausanne, Switzerland. Ajoy Garapati holds voting and dispositive voting power for Seacrest Trading Corporation SA.

(4) Effective November 16, 2011, the Board of Directors of TurkPower appointed Mr. Ryan E. Hart as Interim Chief Executive Officer and Interim Chief Financial Officer of TurkPower, to serve at the pleasure of the Board of Directors.

(5) Includes shares of Common Stock that may be acquired upon exercise of warrants.

(b) Director Independence.

Although the Company is not a listed issuer, under the NASDAQ definition of “independence”, Messrs. Davidson, Meghdadpour and Schaeffer qualify as independent directors.

(c) Securities Authorized for Issuance Under Equity Compensation Plans.

There were no securities issued under equity compensation plans as of May 31, 2013. See Item 10 for a description of the 2011 Plan, which was adopted on August 29, 2011.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise disclosed herein, there have been no related party transactions, or any other transactions or relationships, including matters related to director independence, required to be disclosed pursuant to Items 404 or 407(a) of Regulation S-B.

ITEM 14- PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended May 31, 2013 and 2012 by Malone Bailey, LLP, the Company’s independent registered public accounting firm:

	2013	2012

Audit Fees (1)	$90,000	$88,600
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-

Total Fees paid to auditor	$90,000	$88,600

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

ITEM 15- EXHIBITS

(a) Exhibits:

EXHIBITS

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zinco do Brasil, Inc.

(formerly TurkPower Corporation)

New York, New York

We have audited the accompanying consolidated balance sheets of Zinco do Brasil, Inc. and its subsidiaries (collectively “the Company”) as of May 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zinco do Brasil, Inc. and its subsidiaries as of May 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses from operations and has a working capital deficit as of May 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

September 13, 2013

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Consolidated Balance Sheets

	May 31,
	2013	2012
ASSETS
Current assets:
Cash	$687	$299,298
Total current assets	687	299,298

Other assets:
Deposit on acquisition of Zinco do Brasil Mineracao Ltda.	210,320	-

TOTAL ASSETS	$211,007	$299,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$328,645	$150,349
Accrued interest	412,323	896,417
Related party payable	35,841	140,507
Derivative liabilities	499,646	508,819
Convertible debt - related party, net of unamortized discount of $492 and $- as of May 31, 2013 and May 31, 2012, respectively	31,508	393,159
Convertible debt, net of unamortized discount of $51,156 and $267,718 as of May 31, 2013 and May 31, 2012, respectively	1,173,844	3,782,282
Liabilities of discontinued operations	2,450,307	2,168,047
Total current liabilities	4,932,114	8,039,580

Total liabilities	4,932,114	8,039,580

Stockholders' Deficit:
Series A Preferred stock: $0.0001 par value; 1,000 shares authorized; 0 and 240 shares issued and outstanding as of May 31, 2013 and 2012, respectively	-	-
Series B Preferred stock: $0.0001 par value; 1,000 shares authorized; 0 shares issued and outstanding as of May 31, 2013 and 2012, respectively	-	-
Series C Preferred stock: $0.001 par value; 1,100,000 shares authorized; 1,074,999 and 0 shares issued and outstanding as of May 31, 2013 and 2012, respectively	1,075	-
Series D Preferred Stock: $0.001 par value; 1,200,000 shares authorized; 150,000 and 0 shares issued and outstanding as of May 31, 2013 and 2012, respectively	150	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 23,563,850 and 10,050,028 shares issued and outstanding as of May 31, 2013 and 2012, respectively	2,356	1,005
Additional paid-in capital	41,678,431	30,517,144
Accumulated other comprehensive income	212,324	177,819
Accumulated deficit	(46,582,584)	(38,403,391)
Total stockholders' deficit of Zinco Do Brasil, Inc.	(4,688,248)	(7,707,423)
Non-controlling interest	(32,859)	(32,859)
Total deficit	(4,721,107)	(7,740,282)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$211,007	$299,298

See accompanying notes to the consolidated financial statements.

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended May 31,
	2013	2012

Professional fees	$395,585	$324,292
Selling, general and administrative expenses	2,942,190	13,240,898
Total operating expenses	3,337,775	13,565,190
Loss from operations	(3,337,775)	(13,565,190)

Other (income) expense:
Derivatives (gain) loss	(416,282)	143,417
Interest expense	1,112,404	2,175,888
Loss on extinguishment of debt	1,632,701	827,593
Debt conversion expense	2,195,830	-
Total other expense	4,524,653	3,146,898

Loss from continuing operations	(7,862,428)	(16,712,088)
Loss from discontinued operations	(316,765)	(15,283,705)

Net loss	(8,179,193)	(31,995,793)
Net loss attributable to non-controlling interest	-	29,879
Net loss attributable to Zinco Do Brasil, Inc.	(8,179,193)	(31,965,914)
Deemed dividend related to incremental beneficial conversion feature on preferred stock	(522,876)	-
Preferred dividends	(41,589)	-
Net loss attributable to Zinco Do Brasil, Inc.’s common stockholders	$(8,743,658)	$(31,965,914)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.45)	$(1.82)
Loss from discontinued operations	$(0.01)	$(1.66)
Net loss per share	$(0.46)	$(3.48)

Weighted average number of common shares outstanding - basic and diluted	18,808,560	9,204,887

Comprehensive loss
Net loss	$(8,179,193)	$(31,995,793)
Foreign currency translation adjustments	34,505	137,419
Total comprehensive loss	(8,144,688)	(31,858,374)
Comprehensive loss attributable to non-controlling interests	-	29,879
Comprehensive net loss attributable to Zinco Do Brasil, Inc.	$(8,144,688)	$(31,828,495)

See accompanying notes to the consolidated financial statements.

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Consolidated Statement of Stockholders’ Deficit

For the years ended May 31, 2013 and 2012

											Accumulated			Total
	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional Paid-in	Subscription	Other Comprehensive	Accumulated	Non-Controlling	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Interest	(Deficit)
Balance, May 31 2011							6,666,210	$667	$5,371,942	$(70,000)	$40,400	$(6,437,477)	$(2,980)	$(1,097,448)
Issuance of common stock for purchase of Mining Company	-	-	-	-	-	-	2,666,667	267	11,224,733	-	-	-	-	11,225,000
Issuance of warrants for purchase of Mining Company	-	-	-	-	-	-	-	-	587,173	-	-	-	-	587,173
Subscription receivable	-	-	-	-	-	-	-	-	-	70,000	-	-	-	70,000
Issuance of common stock with convertible debt	-	-	-	-	-	-	234,758	23	530,372	-	-	-	-	530,395
Beneficial conversion feature	-	-	-	-	-	-	-	-	409,734	-	-	-	-	409,734
Stock issued in conversion and extinguishment of debt	-	-	-	-	-	-	275,060	28	744,862	-	-	-	-	744,890
Issuance of common stock for cash	-	-	-	-	-	-	133,333	13	1,987	-	-	-	-	2,000
Stock-based compensation							74,000	7	834,650	-				834,657
Stock option expense	-	-	-	-	-	-	-	-	47,691	-	-	-	-	47,691
Issuance of preferred shares for services	240	-	-	-	-	-	-	-	10,764,000	-	-	-	-	10,764,000
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	137,419	-	-	137,419
Net loss	-	-	-	-	-	-	-	-	-	-		(31,965,914)	(29,879)	(31,995,793)
Balance, May 31, 2012	240	-	-	-	-	-	10,050,028	1,005	30,517,144	-	177,819	(38,403,391)	(32,859)	(7,740,282)
Stock issued in conversion and extinguishment of debt	-	-	-	-	-	-	3,710,574	371	8,171,524	-	-	-	-	8,171,895
Issuance of common stock with convertible debt	-	-	-	-	-	-	2,133	-	1,953	-	-	-	-	1,953
Issuance of Series D convertible preferred stock for cash	-	-	-	-	150,000	150		-	1,077,506	-	-	-	-	1,077,656
Stock-based compensation	-	-	-	-			869,022	87	1,454,018	-	-	-	-	1,454,105
Stock-based compensation -warrants	-	-	-	-	-	-		-	126,613	-	-	-	-	126,613
Stock issued to settle accounts payable and accrued expenses	-	-	-	-	-	-	60,379	6	68,050	-	-	-	-	68,056
Conversion of Series A Preferred Shares to common stock	(240)	-	-	-	-	-	4,160,000	416	(416)	-	-	-	-	-
Stock issued as a deposit on acquisition of Zinco do Brasil	-	-	1,074,999	1,075	-	-	4,711,714	471	208,774	-	-	-	-	210,320
Debt discount related to beneficial conversion feature	-	-	-	-	-	-	-	-	53,265	-	-	-	-	53,265
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	34,505	-	-	34,505
Net loss	-	-	-	-	-	-	-	-	-	-	-	(8,179,193)	-	(8,179,193)
Balance, May 31, 2013	-	-	1,074,999	$1,075	150,000	$150	23,563,850	$2,356	$41,678,431	$-	$212,324	$(46,582,584)	$(32,859)	$(4,721,107)

See accompanying notes to the consolidated financial statements.

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Consolidated Statements of Cash Flows

	Year Ended May 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,179,193)	$(31,995,793)
Less: loss from discontinued operations	316,765	15,283,705
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on derivatives	(416,282)	143,417
Stock-based compensation	1,580,718	11,646,348
Amortization of deferred financing costs	-	20,000
Amortization of debt discount	324,054	1,539,456
Loss on debt extinguishment	1,632,701	827,593
Gain on settlement of accrued expenses	(24,583)	-
Debt conversion expense	2,195,830	-
Changes in operating assets and liabilities:
Prepaid expenses and advances	-	10,000
Accounts payable and accrued expenses	844,045	869,260
Cash used in continuing operations	(1,725,945)	(1,656,014)
Cash used in discontinued operations	-	(215,160)
NET CASH USED IN OPERATIONS	(1,725,945)	(1,871,174)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in discontinued operations	-	(920,247)
CASH USED IN INVESTING ACTIVITIES	-	(920,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D convertible preferred stock, net of	1,450,000	-
Proceeds from issuance of convertible debt	180,000	2,635,000
Proceeds from issuance of convertible debt - related party	32,000	-
Payments on convertible debt	(130,000)	(50,000)
Payment of deferred financing costs	-	(20,000)
Advances from related parties	67,600	205,672
Payments on advances from related parties	(172,266)	(65,165)
Proceeds from sale of common stock	-	72,000
CASH PROVIDED BY FINANCING ACTIVITIES	1,427,334	2,777,507

EFFECT OF EXCHANGE RATES ON CASH	-	95,900

NET CHANGE IN CASH AND CASH EQUIVALENTS	(298,611)	81,986

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,298	217,312

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$687	$299,298

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$164,240	$7,612
NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discount due to common stock issued with debt and beneficial conversion feature	$73,218	$940,129
Debt discount due to derivative liabilities issued with convertible debt	$34,765	$162,853
Derivative liabilities due to warrants issued with Series D Preferred Stock	$372,344	$-
Conversion of accounts payable- related party into related party debt	$-	$20,000
Conversion of accounts payable to debt	-	140,000
Common stock issued to settle accrued expenses	$68,056	$-
Conversion of convertible debt and accrued interest to equity	$4,343,364	$119,846
Interest converted to debt principal	$25,000	$-
Conversion of Series A Preferred Stock to common stock	$416	$-
Fair value of common stock issued as a deposit to Sellers of Zinco do Brasil Mineracao Ltda.	$210,320	$-
Fair value of common stock issued to Sellers of the Mining Company	$-	$11,225,000
Fair value of warrants issued to Sellers of the Mining Company	$-	$587,173

See accompanying notes to the consolidated financial statements.

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Notes to Consolidated Financial Statements

May 31, 2013 and 2012

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

The Company didn’t have revenues during the year ended May 31, 2013. During the year ended May 31, 2012 the Company’s revenues (included in discontinued operations) were principally derived from energy consulting services provided to several customers in Turkey.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of May 31, 2013 and 2012.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of May 31, 2013:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$67,004	$-	$-	$67,004
Warrant derivative liabilities	432,642	-	-	432,642
Total	$499,646	$-	$-	$499,646

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at May 31, 2012	$508,819
Fair value of warrant derivative liabilities at issuance	407,109
Unrealized derivative gains included in other expense	(416,282)
Balance at May 31, 2013	$499,646

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations and comprehensive loss.

Beginning December 1, 2012, the Company used the Lattice model to value derivative instruments issued subsequent to November 30, 2012. The change is considered a change in estimate and is applied prospectively. For warrants issued prior to December 1, 2012, the Company continues to use the Black Scholes model.

As of May 31, 2013, there were a total of 421,669 derivative warrants outstanding, of which 146,667 were valued using Black Scholes and 275,002 were valued using the Lattice model.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model:

	May 31,
	2013	2012
Market value of stock on measurement date	$1.80	$2.40
Risk-free interest rate	0.04%	0.03 – 0.18%
Dividend yield	0%	0%
Volatility factor	49 – 50%	152 – 179%
Term	0.25 – 0.31 year	0.06 – 1.25 years

The following are the assumptions used for derivative instruments valued using the Lattice model:

	Initial Valuations	May 31, 2013
Market value of common stock on measurement date	$1.27-$2.05	$1.80
Adjusted exercise price	$1.65-$2.50	$1.98-$2.50
Risk free interest rate	0. 36-0.65%	0.41-1.05%
Warrant lives in years	3	2.58-2.86
Expected volatility	162-169%	147-161%
Expected dividend yields	0%	0%
Offering price range	$1.49-2.72	$1.45-2.55

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

Net loss per common share

Basic and diluted net loss per common share has been calculated by dividing the net loss available to common stockholders by the basic and diluted weighted average number of common shares outstanding.  Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the years ended May 31, 2013 and 2012.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had a net loss of $8,179,193 for the year ended May 31, 2013 and had a working capital deficit as of May 31, 2013 of $4,931,427. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional working capital either through debt or equity financing. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

In November 2011, the Company determined that it would cease all operations in Turkey and sell its Turkish subsidiary, including its investment in the mining company. As a result, the Company has identified the assets and liabilities of the Turkish subsidiary as assets and liabilities of discontinued operations at May 31, 2013 and 2012 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

A summarized operating result for discontinued operations is as follows:

	Year Ended May 31,
	2013	2012
Revenues	$-	$9,988
Professional fees, selling, general and administrative expenses	-	(1,057,907)
Impairment in Investment in Mining Company	-	(13,859,231)
Total operating expenses	-	(14,917,138)
Loss from operations	-	(14,907,150)
Other income (expense)	-
Interest expense, net	(316,765)	(317,876)
Gain on extinguishment of debt	-	115,930
Foreign currency loss	-	(174,609)
Total other expense	(316,765)	(376,555)
Loss from discontinued operations	$(316,765)	$(15,283,705)

The losses from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance.

Summary of liabilities of discontinued operations is as follows:

	May 31, 2013	May 31, 2012
Accounts payable and accrued expenses	$1,187,212	$1,205,173
Accrued interest	527,766	216,420
Short-term debt, net	735,329	746,454
Total current liabilities of discontinued operations	$2,450,307	$2,168,047

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

The Company issued to the shareholders of the Seller 1,666,667 common shares on July 12, 2011, which were valued at $4.80 per share, the closing price on that day for a total value of $8,000,000. On September 16, 2011, the Company issued another 1,000,000 common shares valued at $3.23, the closing price on that day for a total value of $3,225,000.

The Company also issued to the Seller 226,667 warrants to purchase common shares on September 14, 2011 which were valued at $587,173.  The warrants were valued using the Black-Scholes option pricing model on the issuance date with the following assumptions: stock price on the measurement date of $3.15; term of 3 years; expected volatility of 171% and discount rate of 0.35%.

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

Short-term debt included in Liabilities of Discontinued Operations

As of May 31, 2013 and 2012, the Company owes $735,329 and $746,454, respectively, to an unrelated party. These amounts are included in liabilities of discontinued operations. The loan is unsecured, bears annual interest at 25.0% and matured on December 15, 2011. While delinquent, the Turkish subsidiary is required to pay 2.5% interest per month on the principal balance to the lender. As of May 31, 2013 and 2012, accrued interest related to this note, included in liabilities of discontinued operations, is $527,766 and $216,420, respectively. The Company recorded interest expense of $316,765 and $317,876 for the years ended May 31, 2013 and 2012. As of May 31, 2013, this loan is in default.

NOTE 5 – DEPOSIT ON ACQUISITION OF ZINCO DO BRASIL MINERACAO LTDA.

On August 14, 2012, the Company agreed with Ouro do Brasil Holdings Ltd. (“OBH”) and IMS Engenharia Mineral Ltda. (“IMS”) for the proposed acquisition of 99.9% of Zinco do Brasil Mineracao Ltda., a company to be formed under the laws of Brazil (“ZBM”), which will be owned by OBH and IMS. Pursuant to the agreement, the Company will acquire 99.9% of ZBM in exchange for (i) 7,166,667common shares to OBH and (ii) 1,075,000 Series C preferred shares to IMS (the “IMS Shares”). The Company also agreed to raise $17 million which will be used to complete the acquisition of the zinc project.

As of the date of this filing, ZBM has not been formed and the transaction has not been completed, although some of the shares have been issued. As of May 31, 2013, 1,074,999 Series C preferred shares and 4,711,714 common shares have been issued. The fair value of OBH shares and IMS shares issued as of May 31, 2013 of $210,320 has been recorded as a deposit on the acquisition (see Note 7). The fair value of the shares issued were based on the enterprise value done by a valuation expert. In the event that the acquisition is not consummated, IMS shall have the right to rescind the agreement and the obligations of both parties shall be terminated and the contemplated transaction is voided as if the agreement was never entered into.

On February 13, 2013, Zinco, OBH and IMS entered into a modification of the Agreement, dated August 14, 2012, to extend the date by which Zinco is required to raise $6,000,000 or such amount necessary to satisfy payment to Vale S.A. to complete the acquisition of the zinc mine until June 14, 2013.

On June 14, 2013, the Registrant, OBH and IMS entered into a modification of the Binding Agreement dated August 14, 2012, as amended on February 13, 2013, to extend the date by which the Registrant is required to raise $6,000,000 or such amount necessary to satisfy payment to Vale S.A. to complete the acquisition of the zinc mine, until September 14, 2013.

NOTE 6 – CONVERTIBLE DEBT

Six-Month Secured Convertible Debenture issued with warrants

On August 22, 2011, the Company issued a $250,000 secured convertible debenture to a third party together with 75,758 common shares and warrants to purchase 73,333 shares of common stock with a term of one (1) year and an exercise price $3.75 per share. The secured debenture was due on the earlier of 1) six months (February 22, 2012) or 2) upon the Company’s receipt of $500,000 of debt or equity proceeds and, together with any unpaid interest, are convertible into common shares at a conversion rate of $3.75 per share. On February 29, 2012, the Company and the noteholder agreed to extend the maturity date of the secured debenture to June 22, 2012 in exchange for 216,684 common shares. Further, the 73,333 warrants issued in connection with the secured debenture were modified by (i) extending its expiration date for another twelve months to September 1, 2013 (ii) lowering the exercise price from $3.75 to $1.91 per warrant share and (iii) increasing the number of common shares exercisable from 73,333 shares to 146,667 shares.

The Company evaluated the modification and determined that it was substantial and was therefore accounted as an extinguishment of debt.  Consequently, the fair value of the common shares of $549,294, the fair value of the additional warrants and the incremental fair value of the modified warrants of $202,549 was recorded as loss on debt extinguishment during the year ended May 31, 2012.  Simultaneously, the Holder converted $6,186 of the interest owed into 1,650 common shares.

On July 21, 2012 the Company entered into an agreement with the holder to extend the maturity date of the secured debenture to November 1, 2012 and to convert $25,000 of accrued interest to principal. Under the terms of the new agreement, the conversion price of the debt was changed from $3.75 per share to $1.50 per share. Additionally, the 146,667 1-year warrants issued in connection with the secured debenture were modified, lowering the exercise price from $1.91 to $1.50 per share and the holder was issued an additional 533,333 shares of common stock, valued at $623,200.

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

As of May 31, 2013, the outstanding balance on the debenture amounted to $275,000 and the debenture is currently in default.

One Year Term Debentures

Fiscal year 2013

During the year ended May 31, 2013, the Company borrowed $32,000 by issuing a convertible debenture to a related party together with 2,133 common shares. The convertible debenture bears annual interest at 18%, matures in one year and, together with any unpaid interest is convertible into common shares at a conversion rate of $3.75 per share. The relative fair value of the shares at the time of issuance was $1,953 and was recorded as a debt discount and a corresponding increase in equity. The discount is amortized to interest expense over the term of the debenture using the effective interest method.

The convertible debenture was analyzed for a beneficial conversion feature at which time it was concluded that no beneficial conversion feature exists. The Company also analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

Fiscal year 2012

On various dates from June 1, 2011 to May 31, 2012, the Company borrowed $2,385,000 by issuing convertible debentures to third parties together with 159,000 common shares. The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $3.75 per share. The relative fair value of the 159,000 common shares at the time of issuance was $443,248 and was recorded as a debt discount with a corresponding increase in equity. The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

The Company also issued $160,000 of the convertible notes (of which $20,000 was related party) along with 10,667 common shares for services and recorded stock compensation expense of $237,750 based on the fair value of the common stock into which it could be converted.

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

Fiscal year 2011

On various dates from March 7, 2011 to May 31, 2011, the Company issued convertible debentures totaling $1,018,159 to third party and related party investors together with 67,877 common shares ($143,159 of these convertible debentures were issued to a related party, of which $50,000 was paid on November 3, 2011).  The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $3.75 per share. The relative fair value of the 67,877 common shares at the time of issuance was $255,814 and was recorded as a debt discount with a corresponding increase in equity. The discount is amortized to interest expense over the terms of the debentures using the effective interest method.

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

The Company analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply to these instruments

On January 6, 2012, an investor converted $113,660 of convertible debenture and accrued interest into 30,059 common shares. The unamortized discount of $38,483 was expensed in the current period as interest expense.

During the year ended May 31, 2012, three convertible debentures were modified to extend their respective maturity dates and 26,667 shares were issued to the respective holders as consideration for the extension. The Company evaluated the modification and determined that it was substantial and was therefore accounted as an extinguishment of debt.  Consequently, the fair value of the common shares of $75,750 was recorded as loss on debt extinguishment during the year ended May 31, 2012.

During the year ended May 31, 2012, the Company made principal payments of $50,000 on the above convertible debentures.

Conversions

During the year ended May 31, 2013 the Company converted $ 2,943,159 of convertible debt and accrued interest of $907,148 into 2,566,870 common shares. In order to induce conversion, the conversion price on these debentures was modified from $3.75 per share to $1.50 per share. The Company accounted for the conversion as induced conversion under the guidance of FASB ASC 470-20. Consequently, the Company recognized a debt conversion expense of $2,195,830 which is equivalent to the fair value of the incremental shares issued as a result of the reduction in the conversion price.

Debt Modification

On May 3, 2013 the Company entered into an agreement with a debt-holder to extend the maturity date of several debentures totaling to $200,000 with original maturity dates ranging from December 22, 2010 through March 25, 2012 to April 26, 2014 and to change the annual interest rate from 18% to 20%. As a result of this extension, the holder was issued 15,000 common shares valued at $30,300. Likewise, under the same agreement, a portion of a $650,000 debenture amounting to $350,000 and the unpaid interest of $143,057 was converted to 328,704 common shares using a conversion price of $1.50 per share. The payment terms for the balance of $300,000 was amended as follows:

a)	$100,000 upon execution of the agreement
b)	$100,000 upon receipt by the Company of investments amounting to$500,000 or greater
c)	$100,000 upon receipt by the Comopany of additional investments amounting to $500,000 or more

Likewise, the annual interest rate of 18% was increased to 20%. The first principal payment of $100,000 was made in May 2013.

The Company evaluated the modification and determined that it was substantial and was therefore accounted for as an extinguishment of debt. Consequently, the fair value of the 15,000 common shares of $30,300 and excess of the shares issued against the carrying value of the debt of $170,925 was recorded as loss on debt extinguishment.

As of May 31, 2013, the balance of all convertible debentures was $1,107,000 (including related party debentures totaling $32,000) which includes convertible debentures that are currently in default and subjected to a default interest of 20% amounting to $707,000.

180-Day Convertible Promissory Notes

During the year ended May 31, 2012, the Company issued four 180-day convertible promissory Notes (“180-day notes) to third party investors for $150,000, with maturity dates ranging from August 20, 2013 through September 7, 2013. The 180-day notes are convertible into common shares at the conversion price of $1.50 per share, carry interest rates of 18% per annum and a 10% debt discount $15,000 due on maturity date. In conjunction with the 180-day notes, the Company also issued a total of 25,002 warrants with a fair value of $34,765 on the issuance date. The warrants were determined to be a derivative due to the reset provision in their exercise prices and the related fair value was recognized as a debt discount with a corresponding credit to derivative liability.

The 180-day notes were analyzed for a beneficial conversion feature and concluded that beneficial conversion feature exists amounting to $53,265.

The total of the original issue discount of $15,000, the warrant fair value of $34,765, and beneficial conversion feature of $53,265 were recognized as a debt discount and amortized over the term of the notes.

60-Day Promissory Notes

During the year ended May 31, 2013, the Company issued two 60-day promissory notes (“60-day notes”) to third party investors for $30,000. The 60-day notes matured on April 5, 2013, carry interest rate of 8% per annum and a 10% debt discount due on maturity date. The notes were paid by the Company prior to the maturity date and the discount was fully amortized on the date of payment.

For the years ended May 31, 2013 and 2012, debt discount amortization recorded to interest, for the convertible debentures, 180-day notes and 60-day notes, amounted to $324,054 and $1,539,456, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the year ended May 31, 2013, the Company designated 1,000 shares of its preferred stock as Series B Convertible Preferred Stock with a par value of $0.0001 per share, 1,100,000 of its preferred stock as Series C Convertible Preferred Stock with a par value of $0.001 per share and 1,200,000 of its preferred stock as Series D Convertible Preferred with a par value of $0.001.

The Series B and Series C Convertible Preferred Stock are convertible into 6,667 and 7 common shares, respectively.

The Series D Convertible Preferred Stock is convertible into 7 common shares and include 12% cumulative annual dividend payable semiannually on November 30 and May 31. The accrued dividend is also convertible into common shares.

The Company had the following equity transactions during the year ended May 31, 2013:

•	In August 2012, the Company converted 240 Series A preferred shares into 4,160,000 common shares.

•	Convertible debentures totaling $3,293,159 and accrued interest of $1,050,205 were converted into 2,895,574 common shares (see Note 6).

•	800,000 common shares and warrants with a fair value of $1,431,476 were issued in connection with the modification of debt (see Note 6).

•	15,000 common shares with a fair value of $30,300 were issued to an unrelated party in connection with the modification of several convertible debentures (see Note 6).

•	2,133 common shares with a fair value of $1,953 were issued to a related party in connection with the issuance of a convertible debenture for $32,000 (see Note 6).

•	10,000 common shares with a fair value of $33,000 were issued to a lender as consideration for the waiver in the default of his respective convertible debentures

•	859,022 common shares with a fair value of $1,248,270 were issued for services

•	60,379 common shares with a fair value of $68,056 were issued as settlement of accounts payable and accrued director’s fees

•	1,074,999 Series C Convertible Preferred Stock with a fair value of $137,587 and 4,711,714 common shares with a fair value of $72,733 were issued as a deposit on the acquisition of ZBM.

•	The Company received subscriptions in the aggregate of $1,500,000 for 150,000 shares of the Company’s Series D Convertible Preferred Stock plus warrants to purchase an additional 250,000 common shares at an exercise price of $2.25 per share and a term of three years. As consideration for acquiring these subscriptions, the Company paid commissions of $50,000 which have been deducted from the proceeds on these subscriptions

•	The Company converted 240 preferred shares to 4,160,000 common shares.

•	The Company received $72,000 from the sale of 180,000 common shares, of which 133,333 and 46,667 were issued during the years ended May 31, 2012 and 2011, respectively.

•	74,000 fully vested common shares and 240 Series A Convertible Preferred Stock were issued to consultants and an employee for services provided to the Company and recorded the stock-based compensation of $11,598,657 which is equivalent to the fair value of the shares at the date of grant.

NOTE 8– STOCK OPTIONS AND WARRANTS

Stock option activity for year ended May 31, 2013 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2012	1,177,778	$5.25	6.31	$-
Granted	-	$-	-	$-
Forfeited	(348,333)	$5.25	-	$-
Outstanding at May 31, 2013	829,445	$3.82	4.16	$-
Exercisable at May 31, 2013	462,778	$5.25	0.91	$-

As of May 31, 2013, there was approximately $1,200,180 of total unrecognized compensation cost related to non-vested stock options which is expected to be substantially recognized when certain performance conditions are met or when there is a change of control.

Warrants

Warrant activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2012	373,333	$3.15	1.88	$-
Granted	385,002	$2.57	-	$-
Outstanding at May 31, 2013	758,335	$3.16	1.84	$-
Exercisable at May 31, 2013	733,335	$3.09	1.82	$-

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company received non-interest bearing advances from shareholders totaling $67,600 and made repayments of $172,266 during the year ended May 31, 2013. As of May 31, 2013, amounts due to these shareholders totaled $35,841.

During the year ended May 31, 2013, the Company paid expenses totaling $666,091 on behalf of their CEO and these costs were included in selling, general and administrative expense.

NOTE 10 – INCOME TAXES

At May 31, 2013 and 2012, the Company had net operating loss carry–forwards for U.S. Federal income tax purposes of approximately $32,000,000 and $23,000,000, respectively that may be offset against future taxable income through 2032.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  No tax benefit has been recognized with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets as of May 31, 2013 and 2012 of approximately $10,850,000 and $7,800,000, respectively, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any uncertain income tax positions or accrued interest or penalties included in the consolidated balance sheets at May 31, 2013 and 2012, and did not recognize any interest and/or penalties in the consolidated statements of operations during the years ended May 31, 2013 and 2012.

Deferred tax assets consist of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 11 – COMMITMENT AND CONTINGENCIES

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

On October 2, 2012, the Company was served with a Summons and Notice of Motion for Summary Judgment in an action entitled Turigay Affiliates Corp. v. TurkPower Corporation, Index No. 653415/2012, Supreme Court, New York County. The Plaintiff is seeking repayment of amounts loaned to the Company’s Turkish subsidiary. The Company has opposed the plaintiff’s motion and asserted a number of defenses including fraud and the forgery of the signatures of certain of the Company’s officers. At a hearing on May 8, 2013, the court granted the Plaintiff’s Motion for Summary Judgment in lieu of complaint for repayment of €450,000. A judgment has not yet been entered in this matter.

The liability related to this loan is included under Liabilities of discontinued operation in the consolidated balance sheets.

Except as disclosed above, the Company is not a party to any other material pending legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

NOTE 12 - SUBSEQUENT EVENTS

In June 2013, the Company appointed Daniel J. Kunz as its Executive Chairman of the Board of Directors and, effective September 1, 2013, its Chief Executive Officer. Also on June 17, 2013, Ryan E. Hart was appointed to serve as Vice Chairman of the Board of Directors. Mr. Hart will continue to serve as Chief Executive Officer until September 1, 2013. As compensation for these roles, the Company agreed to compensate Mr. Kunz in the amount of $30,000 per month, 1,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) which vest after three years and warrants to purchase another 1,000,000 shares of Common Stock at an exercise price of $1.72 per share equal to the closing price as of June 17, 2013.

In June 2013, the Company issued a 60-day promissory note (“60-day note”) to a third party investor for $20,000. The 60-day note matured on August 6, 2013, carries interest at a rate of 8% per annum and a 10% debt discount due on maturity date.  This note is currently in default.

In June 2013, the Company accepted subscriptions in the aggregate of $200,000 for 20,000 shares of the Company’s Series D Convertible Preferred Stock plus warrants to purchase an additional 33,333 common shares, at an exercise price of $2.25 per share, which expire in three (3) years.

In July 2013, the Company accepted subscriptions in the aggregate of $250,000 for 25,000 shares of the Company’s Series D Convertible Preferred Stock plus warrants to purchase an additional 41,667 common shares, at an exercise price of $2.25 per share, which expire in three (3) years.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, Zinco Do Brasil, Inc. has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on September 13, 2013.

ZINCO DO BRASIL, INC.

By:	/s/ Daniel J. Kunz
Name: Daniel J. Kunz
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ryan Hart
Name: Ryan Hart
Title: Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Daniel J. Kunz	Chief Executive Officer, Executive Chairman	September 13, 2013

/s/ Ryan E. Hart	Chief Executive Officer and Chief Financial Officer; Vice Chairman	September 13, 2013
Ryan E. Hart

/s/ Ahmet Calik	Director	September 13, 2013
Ahmet Calik

/s/ Juvenil Felix	Director	September 13, 2013
Juvenil Felix

/s/ Mustafa Askay	Director	September 13, 2013
Mustafa Askay

/s/ Adriano Epeschit	Director; Chief Operating Officer	September 13, 2013
Adriano Epeschit

/s/ Jose Mendo Mizael de Souza	Director	September 13, 2013
Jose Mendo Mizael de Souza

/s/ Edward Dowling	Director	September 13, 2013
Edward Dowling

26