Form 10-K/A
period 2013-05-31
Zinco do Brasil, Inc.
filed 2013-09-20
CIK 1368055

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

The Company issued 4,711,714 of the OBH Shares to OBH and the IMS Shares to IMS. The balance of the respective shares will be issued to OBH at the Closing pursuant to a Final Transaction Agreement (“Transaction Agreement”) to be executed by the parties upon the formation of ZBM. The Transaction Agreement will contain customary terms, conditions, and covenants for a transaction of this nature.

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

Upon execution of the Agreement, Juvenil Felix, Ed Dowling and Jose Mendo de Souza were appointed to the Company’s Board of Directors on or before the Closing; James Davidson was appointed Chairman and Chief Executive Officer; Ryan Hart, the Company’s former Chairman and Chief Executive Officer, was appointed as President; and Adriano Espeschit was appointed a Director and Chief Operations Officer. On September 26, 2012, the Registrant accepted the resignation of Kaveh Meghdadpour as member of the Board of Directors. On December 17, 2012, the Board resolved to remove James Davidson as Chairman and Chief Executive Officer and appointed Ryan Hart as interim Chairman and Chief Executive Officer. On June 17, 2013, the Registrant appointed Daniel J. Kunz as its Executive Chairman of the Board of Directors and, effective December 1, 2013, its Chief Executive Officer. Also on June 17, 2013, Ryan E. Hart was appointed to serve as Vice Chairman of the Board of Directors.

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

As of the date of this filing, ZBM has not been formed and the transaction has not been completed. The fair value of OBH shares and IMS shares of $210,320 has been recorded as a deposit on the acquisition.

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

The extension was granted, in part, as a result of the substantial, partial performance made by the Registrant in its efforts to complete the acquisition, including the delivery of 4,711,714 shares of common stock and 1,074,999 shares of Series C Preferred Stock, as well as the conversion of an aggregate of $4,343,364 of convertible debt and related accrued interest into shares of common stock at $1.50 per share. The Registrant continues to devote all its efforts and operations toward the preparation of engaging in mining operations upon consummation of the transaction. The Registrant owns a minority interest in the Kuluncak mine, an iron ore mine in Turkey formerly owned by Exxaro and is currently in the process of evaluating its options and defining its strategy regarding its asset in Turkey.

Employees

Zinco has 3 full-time employees.

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

WE HAVE A LIMITED OPERATING HISTORY. THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN GROWING OUR MINERAL EXPLORATION ACTIVITIES.

We have a limited history of operations. As a result, there can be no assurance that we will be successful in our acquisition of operational mines with proven reserves. Our success to date in entering into ventures to acquire mineral properties is not indicative that we will be successful in entering into any further ventures. Any potential for future growth in our mineral exploration activities will place additional demands on our executive officers, and any increased scope of our operations will present challenges due to our current limited management resources. Our future performance will depend upon our management and their ability to locate and negotiate additional exploration opportunities in which we are solely involved or participate in as a joint venture partner. There can be no assurance that we will be successful in our efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have a material adverse effect on our results of operations. There can be no assurance that our operations will be profitable.

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

On October 2, 2012, the Company was served with a Summons and Notice of Motion for Summary Judgment in an action entitled Turigay Affiliates Corp. v. TurkPower Corporation , Index No. 653415/2012, Supreme Court, New York County. The Company has opposed the Plaintiff’s motion and asserted a number of defenses including fraud and the forgery of the signatures of certain of the Company’s officers. At a hearing on May 8, 2013, the court granted the Plaintiff’s Motion for Summary Judgment in lieu of complaint for repayment of €450,000. A judgment has not yet been entered in this matter.

Except as disclosed herein, we are not aware of any material, existing or pending legal proceedings nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4 - MINE SAFETY DISCLOSURES

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

	High	Low

Fiscal Year 2012 (June 1, 2012 - May 31, 2013)
First quarter (June 1, 2012 - August 31, 2012)	$2.70	$0.75
Second quarter (September 1, 2012 - November 30, 2012)	$1.65	$1.04
Third quarter (December 1, 2012 - February 28, 2013)	$3.00	$1.19
Fourth quarter (March 1, 2013 - May 31, 2013)	$2.14	$1.68

Fiscal Year 2011 June 1, 2011 - May 31, 2012)
First quarter (June 1, 2011 - August 31, 2011)	$6.45	$2.69
Second quarter (September 1, 2011 - November 30, 2011)	$4.49	$2.29
Third quarter (December 1, 2011 - February 29, 2012)	$2.85	$1.27
Fourth quarter (March 1, 2012 - May 31, 2012)	$3.45	$2.40

Number of Shareholders

As of May 31, 2013, a total of 23,563,850 shares of the Company’s common stock were outstanding and held by approximately 175 shareholders of record of our common stock. This figure does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount, approximately 2,400,000 shares are unrestricted. Approximately 19,500,000 shares are restricted securities held by non-affiliates, and the remaining 2,000,000 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of May 31, 2013, there were 758,335 warrants 829,445 stock options to purchase the Company’s Common Stock outstanding.

Shares held by affiliates: Total of 3,387,210 common shares, 100,000 preferred class d shares

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

Series A Convertible Preferred Stock

1,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A”), of which no shares are outstanding. Holders of Series A are entitled to receive dividends, ratably among holders, if and when declared by the board of directors for distribution to holders of Common Stock. Each share of Series A is convertible into 17,333 shares of the Company’s Common Stock, subject to adjustment. Holders of the Series A are entitled to 17,333 votes per share on all matters requiring shareholder vote.

Series B Perpetual Convertible Preferred Stock

1,000 shares of Series B Perpetual Convertible Preferred Stock, par value $0.0001 per share (“Series B”), of which no shares are outstanding. Each share of Series B is convertible into 6,667 shares of the Company’s Common Stock, subject to adjustment. Holders of the Series B are entitled to 6,667 votes per share on all matters requiring shareholder vote. Series B has a liquidation preference of $25,000 per share.

Series C Convertible Preferred Stock

1,100,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (“Series C”), of which 1,074,999 shares are outstanding. The Series C does no accrue dividends. Each share of Series C is convertible into 6.667 shares of the Company’s Common Stock, subject to adjustment. Holders of the Series C are entitled to 6.667 votes per share on all matters requiring shareholder vote. The Series C participates with the Common Stock in liquidation.

Series D Convertible Preferred Stock

1,200,000 shares of 12% Series D Convertible Preferred Stock, par value $0.0001 per shares (“Series D”), of which 150,000 shares are outstanding. Each share of Series D is entitled to receive cumulative annual dividends at the rate of 12.0% per annum on the stated value of $15.00. Each share of Series D is convertible into 6.667 shares of the Company’s Common Stock, subject to adjustment. Holders of the Series D are entitled to vote on an “as converted” basis together with the Common Stock on all matters requiring shareholder vote.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

·	Contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading.
·	Contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended.
·	Contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price.
·	Contains a toll-free telephone number for inquiries on disciplinary actions.
·	Defines significant terms in the disclosure document or in the conduct of trading penny stocks.
·	Contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

·	The bid and offer quotations for the penny stock.
·	The compensation of the broker-dealer and its salesperson in the transaction.
·	The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock.
·	Monthly account statements showing the market value of each penny stock held in the customer's account.

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

As of February 5, 2013, the Company has converted an aggregate of $3,517,030 of its existing 18% convertible notes and accrued interest, held in favor of its investors, Azure Trading, LLC, Frost Gamma Corp, MKM Opportunity Mater Fund, Ovation Group, Inc. and others, into an aggregate of 2,344,687 shares of newly-issued Common Stock. The basis of the conversion price was $1.50 per share of Common Stock, taking into account the Company’s recent reverse stock split of 1 share for every 15 shares of Common Stock outstanding.

On various dates from June 1, 2011 to May 31, 2012, the Company issued convertible debentures totaling $2,545,000 to third party and related party investors together with 169,667 common shares. The convertible debentures bear annual interest at 18%, mature in one year and, together with any unpaid interest, are convertible into common shares at a conversion rate of $3.75 per share.

On August 22, 2011, the Company issued a $250,000 secured convertible debenture (“Secured Debenture”) to a third party (the “Holder”) together with 75,758 common shares and 73,333 warrants to other entities controlled by the Holder (“Holder Entities”). As security for this Secured Debenture, the Company granted the Holder a first priority lien on all of the assets of the Company. The Secured Debenture bears annual interest at 18%, matures at the earlier of 1) six months and 2) upon the Company’s receipt of $500,000 of debt or equity proceeds and, together with any unpaid interest, is convertible into common shares at a conversion rate of $3.75 per share. The Company also issued 73,333 warrants in connection with the issuance of convertible notes on August 22, 2011. The warrants have term of one year and are exercisable at $3.75 per share. In the event the Company raises equity at less than $3.75 per share or convertible debt which may be converted into common shares at a conversion rate of less than $3.75 per share, the Holder and the Holder Entities shall receive the same terms as the terms of the new financing arrangement (which could decrease the conversion rate of the convertible debt and could decrease the exercise price of the warrants). As a result, the Company determined the conversion feature of the Secured Debenture and related warrants are derivative liabilities. On February 29, 2012, the Company entered into an agreement with the holder to extend the maturity date of the secured debenture to June 22, 2012 in exchange for 3,250,258 common shares.  Additionally, the 73,333 1-year warrants issued in connection with the secured debenture were modified by (i) extending its expiration date for another twelve months to September 1, 2013 (ii) lowering the exercise price from $3.75 to $1.91 per warrant share and (iii) increasing the number of common shares convertible from 73,333 shares to 146,667 shares. The Company evaluated the modification and determined that it was substantial and was therefore accounted as an extinguishment of debt.  Consequently, the fair value of the common shares of $549,294, the fair value of the additional warrants and the incremental fair value of the modified warrants of $202,549 was recorded as loss on debt extinguishment during the nine months ended February 29, 2012.  Simultaneously, the Holder converted $6,816 of the interest owed into 24,742 common shares.

On various dates from April 1, 2011 to May 31, 2011, the Company issued 444,444 options to purchase shares of its common stock to investors for services rendered. These options were granted with an exercise price of $5.25 per share, are fully vested at issuance, and are exercisable for 3 years from their respective vesting dates.

On various dates from April 1, 2011 to May 31, 2011, the Company sold common stock for cash for $170,500, of which $70,000 was reflected as a subscription receivable at May 31, 2011 and received in June 2011.

On various dates from March 1, 2011 to May 31, 2011, the Company offered and sold an aggregate of $1,018,159 of units comprised of convertible debentures and the Company’s Common Stock for the purchase price of $50,000 per unit. Each unit was comprised of 3,333 shares of the Company’s Common Stock and a debenture in the principal amount of $50,000, with interest at the rate of 18% and convertible into shares of the Company’s Common Stock at the rate of $3.75 per share.

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

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company's Annual Report on Form 10-K/A for the year ended May 31, 2013. Readers should carefully review the risk factors disclosed in this Form 10-K/A and other documents filed by the Company with the SEC.

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

During the year ended May 31, 2013, the Company issued $0 of equity securities for cash, $1,450,000 (net of $50,000 commissions) of Preferred D securities for cash, and $212,000 of convertible debentures to third party and related party investors. The Company also made $130,000 of payments to investors on convertible debentures and converted $4,343,364 of convertible debt and accrued interest into common stock. The Company received non-interest bearing advances from shareholders totaling $67,600 and made repayments of $172,266 during the year ended May 31, 2013. As of May 31, 2013, amounts due to these shareholders totaled $35,841.

Liquidity and Capital Resources during the year ended May 31, 2012 compared to the year ended May 31, 2011.

During the year ended May 31, 2012, the Company received $72,000 from the sale of equity securities for cash and subscription payments and $2,635,000 of convertible debentures to third party and related party investors. The Company also made $50,000 of payments to investors on convertible debentures and converted $119,846 of convertible debentures and accrued interest into common stock. The Company received non-interest bearing advances from shareholders totaling $205,672 and made repayments of $65,165 during the year ended May 31, 2012.  As of May 31, 2012, amounts due to these shareholders totaled $140,507.

Liquidity and Capital Resource Plan for the year ending May 31, 2014

For the year ending May 31, 2014, the Company intends to fund its operations by raising proceeds from its current equity financing which will enable it to consummate its proposed acquisition of a natural resources mine in Brazil. Due to the expenses involved and capital required to acquire and commence revenue generating operations of the mine, it is not anticipated that the Company will generate additional working capital during the next fiscal year. The Company will be required to pursue working capital debt financing as well as project-specific debt financing to acquire and develop the mine. However, no assurance can be given that any such financing that the Company is pursuing will be available to us on favorable terms, if at all, and this may severely impact our current operations and delay the development of our alternative energy projects until additional funds are received by the Company.

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

Operating expenses for the year ended May 31, 2013 from continuing operations were $3,337,775 compared to $13,565,190 for the year ended May 31, 2012, a decrease of $10,227,415. This is primarily due to the decrease in stock-based compensation of $10,065,630 which was primarily due to the 240 Series A preferred shares issued for services during the year ended May 31, 2012 which had a fair value of $10,764,000. Operating expenses from discontinued operations for the year ended May 31, 2013 were $0 compared to $14,917,138 for the year ended May 31, 2012. Operating expenses for the year ended May 31, 2012 primarily consisted of the impairment on the investment in the mining company of $13,859,231. There were no operating expenses for the year ended May 31, 2013 as the Company discontinued their Turkey operations.

The Company also incurred net interest expense of $1,429,169 and $2,493,764 ($317,876 is reported under discontinued operations) during the years ended May 31, 2013 and 2012, respectively. During the year ended May 31, 2013, this amount consisted primarily of $1,009,047 interest on the convertible debt (of which approximately $324,054 was non-cash amortization). During the year ended May 31, 2012, the Company incurred interest expense of $2,175,000 on the convertible debt (of which approximately $1,539,000 was non-cash amortization). The Company also incurred derivative gains of $416,282 and a loss on extinguishment of debt for the year ended May 31, 2013 of $1,632,701. The Company also incurred derivative losses and a loss on extinguishment of debt for the year ended May 31, 2012 of $143,417 and $827,593. Derivative gains during the year ended May 31, 2013 and losses during the year ended May 31, 2012 are substantially related to warrants issued with Preferred D subscriptions and $250,000 secured convertible debentures and related warrants issued with the debt which qualified for derivative accounting. Losses on extinguishment relate to the $250,000 secured convertible debenture and related warrants which were modified during the years ended May 31, 2013 and 2012 (see note 7).

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

Stock Based Payments

We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity” , wherein such awards are expensed over the period in which the related services are rendered at their fair value.

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

As of the end of the period covered by this Annual Report on Form 10-K/A, we carried out an evaluation, under the supervision and with the participation of our executive management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our executive management have concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria as required by Section 404 of the Sarbanes-Oxley Act, management, including testing using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of proper segregation of duties due to limited personnel and the Company not having personnel with knowledge of generally accepted accounting principles. Our executive management does not possess accounting expertise and our Company does not have an audit committee. This weakness was due to our lack of working capital to hire additional staff during the period covered by this report. As a result, there is a lack of formal review process that includes multiple levels of review from adequate personnel with requisite expertise. We intend to obtain this knowledge of generally accepted accounting principles by hiring a contractor and/or hiring additional accounting personnel.

The Company's management based its evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal controls over financial reporting were not effective as of May 31, 2013.

This Annual Report on Form 10-K/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended May 31, 2013. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K/A for the year ended May 31, 2013.

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

ITEM 9B- OTHER INFORMATION

None.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers.

The following table sets forth information regarding the Company’s directors and executive officers and their respective positions as of May 31, 2013:

Name	Age	Officer or Director Since	Position
Daniel J. Kunz	61	2013	Executive Chairman of the Board of Directors; Chief Executive Officer (effective December 1, 2013)
Ryan E. Hart	37	2009	Vice Chairman of the Board of Directors; President; Chief Executive Officer (through November 30, 2013); Chief Financial Officer (effective December 1, 2013)
Juvenil Felix	74	2012	Director
Edward Dowling	58	2012	Director
Adriano Espeschit	48	2012	Director; Chief Operating officer
Mustafa Aksoy	36	2012	Director
Jose Mendo de Souza	74	2012	Director

Daniel J. Kunz, Executive Chairman of the Board of Directors, Chief Executive Officer (effective December 1, 2013) - Mr. Kunz was co-founder and served as the Chief Executive Officer and a director of U. S. Geothermal Inc. from March 2000 and December 2003, respectively, until April 19, 2013, of which he also served as President from December 2003 to September 2011. Mr. Kunz has more than 30 years of experience in international mining, engineering and construction, including, marketing, business development, management, accounting, finance and operations. Mr. Kunz served as Chairman of the Board of U.S. Cobalt Inc. from March 2000 to December 2004. He was senior vice president and Chief Operating Officer of Ivanhoe Mines Ltd. from 1997 until October 2000, and served as its President, Chief Executive Officer and Director from November 2000 until March 2003. From March 2003 until March 2004, Mr. Kunz served as President and CEO of Ivanhoe’s subsidiary Jinshan Gold Mines Inc. Prior thereto, Mr. Kunz was a founder of and directed the 1993 initial public offering of the NASDAQ listed MK Gold Company for which he served as President, Chief Executive Officer and a Director. Also, for 17 years from January 1979 to December 1993 Mr. Kunz held executive positions with NYSE listed Morrison Knudsen Corporation including Vice President and Controller. Mr. Kunz holds a Masters of Business Administration, a Bachelor of Science in Engineering and an associate accounting degree. He is currently a director at Chesapeake Gold Corp. and its subsidiary Gunpoint Exploration Ltd, Silver Bull Resources, Kazax Minerals Inc., and Kenai Resources Ltd. The Registrant determined that Mr. Kunz’s experience of more than 30 years in international mining, engineering and construction, plus and his many years of senior management and NYSE, NASDAQ and TSX director experience, rendered him suitably qualified to serve as its Chief Executive Officer and Executive Chairman.

Ryan E. Hart, Vice Chairman of the Board of Directors, President, Chief Executive Officer (through November 30, 2013), Chief Financial Officer (effective December 1, 2013) - Mr. Hart is a Swiss-American financial investor based in Istanbul and New York. After working several years at Credit Suisse and UBS in the fields of Equity Trading and Portfolio Management, Mr. Hart founded Mirus Investments AG in 2004 as an alternative investment advisor (with a strong focus on hedge funds and venture capital) to independent asset managers and high net-worth individuals. Since the inception of Mirus Investments, Mr. Hart and his clients have been early investors in numerous public and private businesses, offering start-up and small companies the financial resources and network to execute their business plans and create sustainable shareholder value. The Company concluded that Mr. Hart’s extensive experience in financing make him an ideal candidate to serve in these capacities.

Adriano Espeschit, COO & Director - A mining engineer with degrees from Minas Gerais Federal University as well as an MBA in Strategic Business Management from Sao Paulo University, Mr. Espeschit has twenty-five years of experience in the fields of mining, metallurgy and oil & gas. In these industries he held executive and operational management positions with responsibilities ranging from mine planning and production to the beneficiation and haulage of nickel, iron ore, copper, bauxite, oil sands and potassium. During his successful career in the mining industry, Mr. Espeschit held positions as: General Manager of Mount Keith Nickel Operation at BHP Billiton Ltd. in Australia, Head of Project Development at Oil Sands Growth Department of Shell Canada Ltd. based in Calgary – Alberta, General Manager of Sossego Project at Vale SA in Brazil, Operations Director at Steel do Brasil Participacoes SA., Director of Operations of the Santa Rita project in Brazil at Mirabela Nickel Ltd. Mr. Espeschit is a member of SME – Society for Mining Metallurgy and Exploration -, a member of CIM – Canadian Institute of Mining, Metallurgy and Petroleum -, and a member of the Technical Committee for the Brazilian Congresses of Open-pit and Underground Mining.

Mustafa Aksoy, Director - Having studied Public Administration at Dokuz Eylul University, Mustafa Aksoy worked at Garanti Bank as auditor and completed his MBA in Belgium’s Antwerp University. Mr. Aksoy joined Calik Group in 2004 and since then served in various positions in the fields of marketing, corporate finance, M&A and business development. Mr. Aksoy is the General Manager of Lidya Madencilik and a member of the top management of Calik Holding.

Edward Dowling, Director - Mr. Dowling retired as President & CEO of Alacer Gold Corp. in July 2012, which he joined in 2008 after a successful tenure as CEO and President of Meridian Gold Inc. Mr. Dowling has 30 years of mining experience and held leadership roles with: De Beers, Johannesburg, South Africa, as Executive Director for Mining and Exploration; Cleveland-Cliffs as Executive Vice-President of Operations; and Cyprus Amax Minerals Company in various leadership capacities. Mr. Dowling holds a Bachelor of Science in Mining Engineering, a Master of Science and a Ph.D. in Mineral Processing, all granted from the Pennsylvania State University, and is recognized in the industry for his ability to assemble and motivate teams of people to tackle and deliver challenging projects for creation of long-term value.

Juvenil Felix, Director - Juvenil Tiburcio Felix was a Board Member and one of the founders of Jaguar Mining Inc. as well as its COO from 2002 to Oct/2008, during which Jaguar’s market capitalization rose to over $1B. Prior to co-founding Jaguar Mining, Mr. Felix worked for Minas Gerais State Secretary of Mining and Energy as the Sub-Secretary for Mining Industry of the State of Minas Gerais in the years 1997 to 2002. From 1979 to 1997 Mr. Felix held the position of Chief Executive Officer of Anglo American’s gold division, during which he also was the President of Anglo American owned companies Mineracao Morro Velho, Mineracao Serra Grande and Jacobina Mineracao e Comercio, with a combined production of 450,000 Oz of gold per year. In addition Mr. Felix was Anglo American’s Technical Director and Vice President of the Executive Board of Salobo Mineracao Ltda, a JV with CVRD (now Vale), where he was responsible for Anglo American’s long-term exploration program as the President of UGM, Anglo’s exploration division. In the years prior to his tenure with Anglo American, Mr. Felix worked for the Brazilian Government as a General Manager on Brazil’s “Plan for Non-Iron Metals”, which was published in 1974. From 1962 to 1973 he worked at Mineracao Morro Velho, holding positions from Mine Manager to Mine Superintended, and where he was responsible for a production of 165,000 Oz/year of gold. As the Superintendent Director of Mineracao Morro Agudo, he and his team were responsible for the feasibility study and the startup of the second zinc/lead mine in Brazil, which still is in operation today. Mr. Felix graduated in Mining, Metallurgy and Civil Engineering from Ouro Preto School of Mines, Brazil, in 1961. He holds an MBA from UNA Business School 1974 and a Masters in International Mineral Economics from CETEC. Mr. Felix was a professor of Underground Mining at Belo Horizonte and Ouro Preto Schools of Mines, as well as the founder of IBRAM (Brazilian Institute of Mining) and Gorceix Foundation, a research Center from Ouro Preto School of Mines. His dedication to mining in Brazil was recognized by various public and private organizations in Brazil.

Cleber Macedo, Director - Cleber Macedo has 28 years of experience in finance, accounting & controlling, advising and assisting companies in fund raising, internal control implementation, accounting and tax planning as well as strategic planning and board support. Mr. Macedo served Jaguar Mining Inc. from its inception in 2004 to May 2012, initially as finance director, and then as vice president of corporate management. Prior to his tenure with Jaguar Mining, Mr. Macedo held management positions at AngloGold Ashanti and Maxion-Nacam, and worked as an independent auditor at PricewaterhouseCoopers. Currently Mr. Macedo serves as director of finance of Prometalica Mineracao Centro Oeste, a joint venture between IMS and Votorantim Group. Mr. Macedo received a B.S. in Accounting from Universidad Catholic de Minas Gerais.

Jose Mendo Mizael de Souza, Director - Mr. Mendo is a mining professional with 51 years of experience in the Brazilian mining industry, during which he held numerous executive and director positions in mining related government agencies and organizations, as well as private companies. Mr. Mendo is the founder of IBRAM – Brazilian Mining Institute – for which he has served as an executive for more than 26 years. Mr. Mendo was an executive director at BDMG, the Minas Gerais State Development Bank, where he was in charge of the mining and metallurgical department. In 2003 he was invited by former Brazilian President Lula da Silva to become a member of CDES – Social and Economic Development Council – to share his insight and expertise of the Brazilian mining sector. In 2006 Mr. Mendo left IBRAM and founded J. Mendo Consultoria, a mining focused consulting firm offering services in strategy, technical projects, studies and to identify, acquire and develop mining assets in Brazil. Mr. Mendo has tremendous experience and knowledge of the Brazilian mining industry, and decrees over a vast network on the government and private side of the industry. Mr. Mendo has been elected the Brazilian Mining Personality.

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

2011 Omnibus Equity Incentive Plan

Zinco’s Board of Directors (the “Board”) administers the 2011 Omnibus Equity Incentive Plan ("2011 Plan"), which was adopted by the Board effective August 29, 2011. The purpose of the 2011 Plan is to provide a means through which the Company and its affiliates may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company and its affiliates can acquire and maintain an equity interest in the Company, or be paid incentive compensation, which may (but need not) be measured by reference to the value of the Company’s common stock, thereby strengthening their commitment to the welfare of the Company and its affiliates and aligning their interests with those of the Company’s stockholders. The 2011 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2011 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. The 2011 Plan shall terminate on the tenth anniversary of the date it was adopted unless sooner termination by the Board in accordance with its terms; provided , however , that such expiration shall not affect awards then outstanding, and the terms and conditions of the 2011 Plan shall continue to apply to such awards. A total of 20,000,000 shares of Common Stock have been authorized for issuance under the 2011 Plan.

Awards Under the 2011 Plan

In connection with the adoption of the 2011 Plan, on August 29, 2011, the Board approved grants to certain of our named executive officers. Aykut Ferah, our Chief Executive Officer and Chief Financial Officer, was granted 333,333 stock options and Ryan E. Hart, our Executive Chairman, was granted 333,333 stock options. The stock options granted to Messrs. Ferah and Hart have an exercise price equal to $5.25 per share of common stock covered by the stock options, and will become exercisable at such time as the Company achieves a market capitalization of $150 million or annual EBITDA of $7.5 million or in the event that the Company merges with or is acquired by another company (whichever event first occurs). The stock options to each executive have a term of 10 years following the date of grant and are subject to forfeiture in the event that the executive is terminated by the Company for cause.

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

Name and Principal Position	Year	Salary	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards(#)	Nonequity Incentive Plan	All Other Compensation ($)	Total ($)
Daniel J. Kunz (a)	2013
Executive Chairman of the Board of Directors, Chief Executive Officer (effective December 1, 2013)	2012	$-	$-	$-	-	$-	$-	$-

Ryan Hart, (b)	2013	$-	$-	$-	-	-	$-	$-
President; Chief Executive Officer (through November 30, 2013); Chief Financial Officer (effective December 1, 2013); Vice Chairman of the Board of Directors	2012	$-	$-	$-	333,333	$-	$48,000	$48,000

James Davidson,	2013	$-	$-	$-	-	$-	$-	$-
Director (c)	2012	$-	$-	$-	-	$-	$-	$-

Kaveh Meghdadpour,	2013	$-	$-	$-	-	$-	$-	$-
Director (d)	2012	$-	$-	$-	-	$-	$5,000	$5,000

Edward Dowling,	2013	$-	$-	$-	-	$-	$-	$-
Director	2012	$-	$-	$-	-	$-	$-	$-

Jose Mendo de Souza	2013	$-	$-	$-	-	$-	$-	$-
Director	2012	$-	$-	$-	-	$-	$-	$-

Adriano Espeschit,	2013	$-	$-	$-	-	$-	$-	$-
Director and Chief Operating Officer	2012	$-	$-	$-	-	$-	$-	$-

Mustafa Aksoy,	2013	$-	$-	$-	-	$-	$-	$-
Director	2012	$-	$-	$-	-	$-	$-	$-

Juvenil Felix,	2013	$-	$-	$-	-	$-	$-	$-
Director	2012	$-	$-	$-	-	$-	$-	$-

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

(d) Resigned as a director on September 26, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2013.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Ryan E. Hart	-	333,333	$5.25	8/28/2021	-	-	-	-

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of May 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in column 1)
Stock Options	829,444	$5.25	19,170,556

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2013, information known to us about the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding shares of our common stock.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of our common stock subject to options currently exercisable or exercisable within 60 days of May 31, 2013, and not subject to repurchase as of that date, are deemed to be outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed to be outstanding for calculating the percentage of any other person. The percentage of ownership is based on 23,564,135 shares of common stock outstanding as of May 31, 2013. Unless otherwise indicated, the address for those listed below is c/o Zinco Do Brasil, Inc., 100 Park Avenue, Suite 1600, New York, New York 10017.

The table also shows the number of shares beneficially owned as of May 31, 2013 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Name of Beneficial Owner	Title of Class	Beneficial Ownership(1)	Percent of Class(2)

Ryan E. Hart (3) Director, Chief Executive Officer and Chief Financial Officer	Common Stock	600,000	2.5%
Edward Dowling	Series D Preferred Stock	50,000	33%
	Common Stock (4)	833,334	3.5%
Jose Mendo de Souza	Common Stock	560,271	2.4%
Mustafa Askoy	Series D Preferred Stock	50,000	33%
	Common Stock (4)	833,334	3.5%
Juvenil Felix	Common Stock	330,000	1.4%
Adriano Epeschit	Common Stock	560,271	2.4%
All Officers and Directors as a Group (8 Persons)		3,717,210	15.8%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 23,564,135 shares of Common Stock outstanding as of May 31, 2013, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3) Effective November 16, 2011, the Board of Directors of TurkPower appointed Mr. Ryan E. Hart as Interim Chief Executive Officer and Interim Chief Financial Officer of TurkPower, to serve at the pleasure of the Board of Directors. Effective June 17, 2013, Mr. Daniel Kunz was named Chairman and Mr. Ryan Hart was named Vice Chairman. Effective December 1, 2013, Mr. Daniel Kunz will be named Chief Executive Officer and Mr. Ryan E. Hart will be named Chief Financial Officer.

(4) Does not include 50,000 shares of Series D Convertible Preferred Stock which votes at the rate of 6.667 votes per share.

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

ITEM 14- PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended May 31, 2013 and 2012 by Malone Bailey, LLP, the Company’s independent registered public accounting firm:

	2013	2012

Audit Fees (1)	$105,200	$88,600
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-

Total Fees paid to auditor	$105,200	$88,600

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

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

September 13, 2013

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Consolidated Balance Sheets

	2013	2012
ASSETS
Current assets:
Cash	$687	$299,298
Total current assets	687	299,298

Other assets:
Deposit on acquisition of Zinco do Brasil Mineracao Ltda.	210,320	-

TOTAL ASSETS	$211,007	$299,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,515,857	$1,355,522
Accrued interest	940,089	1,112,837
Related party payable	35,841	140,507
Derivative liabilities	499,646	508,819
Short-term debt	735,329	746,454
Convertible debt - related party, net of unamortized discount of $492 and $- as of May 31, 2013 and May 31, 2012, respectively	31,508	393,159
Convertible debt, net of unamortized discount of $51,156 and $267,718 as of May 31, 2013 and May 31, 2012, respectively	1,173,844	3,782,282
Total current liabilities	4,932,114	8,039,580

Total liabilities	4,932,114	8,039,580

Stockholders' Deficit:
Series A Preferred stock: $0.0001 par value; 1,000 shares authorized; 0 and 240 shares issued and outstanding as of May 31, 2013 and 2012, respectively	-	-
Series B Preferred stock: $0.0001 par value; 1,000 shares authorized; 0 shares issued and outstanding as of May 31, 2013 and 2012, respectively	-	-
Series C Preferred stock: $0.001 par value; 1,100,000 shares authorized; 1,074,999 and 0 shares issued and outstanding as of May 31, 2013 and 2012, respectively	1,075	-
Series D Preferred Stock: $0.001 par value; 1,200,000 shares authorized; 150,000 and 0 shares issued and outstanding as of May 31, 2013 and 2012, respectively	150	-
Common stock: $0.0001 par value; 300,000,000 shares authorized; 23,563,850 and 10,050,028 shares issued and outstanding as of May 31, 2013 and 2012, respectively	2,356	1,005
Additional paid-in capital	41,678,431	30,517,144
Accumulated other comprehensive income	212,324	177,819
Accumulated deficit	(46,582,584)	(38,403,391)
Total stockholders' deficit of Zinco Do Brasil, Inc.	(4,688,248)	(7,707,423)
Non-controlling interest	(32,859)	(32,859)
Total deficit	(4,721,107)	(7,740,282)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$211,007	$299,298

See accompanying notes to the consolidated financial statements.

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended May 31,
	2013	2012

Professional fees	$395,585	$324,292
Selling, general and administrative expenses	2,942,190	13,240,898
Total operating expenses	3,337,775	13,565,190
Loss from operations	(3,337,775)	(13,565,190)

Other (income) expense:
Derivatives (gain) loss	(416,282)	143,417
Interest expense	1,429,169	2,175,888
Loss on extinguishment of debt	1,632,701	827,593
Debt conversion expense	2,195,830	-
Total other expense	4,841,418	3,146,898

Loss from continuing operations	(8,179,193)	(16,712,088)
Loss from discontinued operations	-	(15,283,705)

Net loss	(8,179,193)	(31,995,793)
Net loss attributable to non-controlling interest	-	29,879
Net loss attributable to Zinco Do Brasil, Inc.	(8,179,193)	(31,965,914)

Deemed dividend related to incremental beneficial conversion feature on preferred stock	(522,876)	-
Preferred dividends	(41,589)	-
Net loss attributable to Zinco Do Brasil, Inc.’s common stockholders	$(8,743,658)	$(31,965,914)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.46)	$(1.82)
Loss from discontinued operations	$-	$(1.66)
Net loss per share	$(0.46)	$(3.48)

Weighted average number of common shares outstanding - basic and diluted	18,808,560	9,204,887

Comprehensive loss
Net loss	$(8,179,193)	$(31,995,793)
Foreign currency translation adjustments	34,505	137,419
Total comprehensive loss	(8,144,688)	(31,858,374)
Comprehensive loss attributable to non-controlling interests	-	29,879
Comprehensive net loss attributable to Zinco Do Brasil, Inc.	$(8,144,688)	$(31,828,495)

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

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Consolidated Statements of Cash Flows

	Year Ended May 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,179,193)	$(31,995,793)
Less: loss from discontinued operations	-	15,283,705
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on derivatives	(416,282)	143,417
Stock-based compensation	1,580,718	11,646,348
Amortization of deferred financing costs	-	20,000
Amortization of debt discount	324,054	1,539,456
Loss on debt extinguishment	1,632,701	827,593
Gain on settlement of accrued expenses	(24,583)	-
Debt conversion expense	2,195,830	-
Changes in operating assets and liabilities:
Prepaid expenses and advances	-	10,000
Accounts payable and accrued expenses	1,160,810	869,260
Cash used in continuing operations	(1,725,945)	(1,656,014)
Cash used in discontinued operations	-	(215,160)
NET CASH USED IN OPERATIONS	(1,725,945)	(1,871,174)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in discontinued operations	-	(920,247)
CASH USED IN INVESTING ACTIVITIES	-	(920,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D convertible preferred stock, net of	1,450,000	-
Proceeds from issuance of convertible debt	180,000	2,635,000
Proceeds from issuance of convertible debt - related party	32,000	-
Payments on convertible debt	(130,000)	(50,000)
Payment of deferred financing costs	-	(20,000)
Advances from related parties	67,600	205,672
Payments on advances from related parties	(172,266)	(65,165)
Proceeds from sale of common stock	-	72,000
CASH PROVIDED BY FINANCING ACTIVITIES	1,427,334	2,777,507

EFFECT OF EXCHANGE RATES ON CASH	-	95,900

NET CHANGE IN CASH AND CASH EQUIVALENTS	(298,611)	81,986

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,298	217,312

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$687	$299,298

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$164,240	$7,612
NONCASH INVESTING AND FINANCING ACTIVITIES

Debt discount due to common stock issued with debt and beneficial conversion feature	$73,218	$940,129
Debt discount due to derivative liabilities issued with convertible debt	$34,765	$162,853
Derivative liabilities due to warrants issued with Series D Preferred Stock	$372,344	$-
Conversion of accounts payable- related party into related party debt	$-	$20,000
Conversion of accounts payable to debt	-	140,000
Common stock issued to settle accrued expenses	$68,056	$-
Conversion of convertible debt and accrued interest to equity	$4,343,364	$119,846
Interest converted to debt principal	$25,000	$-
Conversion of Series A Preferred Stock to common stock	$416	$-
Fair value of common stock issued as a deposit to Sellers of Zinco do Brasil Mineracao Ltda.	$210,320	$-
Fair value of common stock issued to Sellers of the Mining Company	$-	$11,225,000
Fair value of warrants issued to Sellers of the Mining Company	$-	$587,173

See accompanying notes to the consolidated financial statements.

Zinco Do Brasil, Inc.

(Formerly TurkPower Corporation)

Notes to Consolidated Financial Statements

May 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND OPERATIONS

Zinco Do Brasil, Inc. (formerly TurkPower Corporation) was incorporated in Delaware on November 4, 2004 as Global Ink Supply Company and was organized for the purpose of developing e-commerce website to sell ink printer cartridges and toner. On September 28, 2012, we (i) changed our name to Zinco do Brasil, Inc., (ii) effected a reverse split on a 1:15 basis and (iii) increased the number of our authorized shares of capital stock from 310,000,000 shares to 810,000,000 of which 800,000,000 shares are common stock with a par value $0.0001 per share and 10,000,000 shares are preferred stock with a par value $0.0001 per share.

All share and per share information has been retroactively adjusted to reflect the reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the reverse stock split as if it occurred at beginning of the comparable year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Discontinued Operations

In accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements-Discontinued Operations , we reported the results of our Turkey operations as a discontinued operation. This is discussed in Note 4 “Discontinued Operations”.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is provided on a straight-line basis, over the assets’ estimated useful lives.  The estimated useful lives of furniture and equipment are 3 - 5 years.   All property and equipment related to the operations in Turkey was written down to zero as of May 31, 2012.

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

●	Level 1 -	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
●	Level 2 -	Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.
●	Level 3 -	Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

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

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model:

	May 31,
	2013	2012
Market value of stock on measurement date	$1.80	$2.40
Risk-free interest rate	0.04%	0.03 - 0.18%
Dividend yield	0%	0%
Volatility factor	49 - 50%	152 - 179%
Term	0.25 - 0.31 year	0.06 - 1.25 years

The following are the assumptions used for derivative instruments valued using the Lattice model:

	Initial Valuations	May 31, 2013
Market value of common stock on measurement date	$1.27-$2.05	$1.80
Adjusted exercise price	$1.65-$2.50	$1.98-$2.50
Risk free interest rate	0. 32-0.40%	0.41-0.56%
Warrant lives in years	3	2.58-2.86
Expected volatility	162-167%	146-161%
Expected dividend yields	0%	0%
Offering price range	$1.49-2.72	$1.45-2.55

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

NOTE 3 - GOING CONCERN

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

NOTE 4 - DISCONTINUED OPERATIONS

In November 2011, the Company determined that it would cease all operations in Turkey and sell its Turkish subsidiary, including its investment in the mining company. As a result, the Company has identified the assets and liabilities of the Turkish subsidiary as assets and liabilities of discontinued operations at May 31, 2012 and has segregated its operating results and presented them separately as a discontinued operation for the period presented.

A summarized operating result for discontinued operations is as follows:

Year Ended May 31, 2012
Revenues	$9,988
Professional fees, selling, general and administrative expenses	(1,057,907)
Impairment in Investment in Mining Company	(13,859,231)
Total operating expenses	(14,917,138)
Loss from operations	(14,907,150)
Other income (expense)
Interest expense, net	(317,876)
Gain on extinguishment of debt	115,930
Foreign currency loss	(174,609)
Total other expense	(376,555)
Loss from discontinued operations	$(15,283,705)

The losses from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance.

There were no assets and liabilities associated with discontinued operations as of May 31, 2013 and 2012.

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

NOTE 5 - DEPOSIT ON ACQUISITION OF ZINCO DO BRASIL MINERACAO LTDA.

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

As of the date of this filing, ZBM has not been formed and the transaction has not been completed, although some of the shares have been issued. As of May 31, 2013, 1,074,999 Series C preferred shares and 4,711,714 common shares have been issued. The fair value of OBH shares and IMS shares issued as of May 31, 2013 of $210,320 has been recorded as a deposit on the acquisition (see Note 8).   Since the above transaction has not yet closed and given that the Company has no existing operations, the fair value of the shares issued were based on the enterprise value done by a valuation expert.

In the event that the acquisition is not consummated, IMS shall have the right to rescind the agreement and the obligations of both parties shall be terminated and the contemplated transaction is voided as if the agreement was never entered into.

On February 13, 2013, Zinco, OBH and IMS entered into a modification of the agreement, dated August 14, 2012, to extend the date by which Zinco is required to raise $6,000,000 or such amount necessary to complete the acquisition of the zinc mine, until June 14, 2013. On June 14, 2013, the agreement was further extended to September 14, 2013.

NOTE 6- SHORT TERM DEBT

As of May 31, 2013 and 2012, the Company owes $735,329 and $746,454, respectively, to an unrelated party. The loan is unsecured, bears annual interest at 25.0% and matured on December 15, 2011. While delinquent, the Company is required to pay 2.5% interest per month on the principal balance to the lender. As of May 31, 2013 and 2012, accrued interest related to this note is $527,766 and $216,420, respectively. The Company recorded interest expense of $316,765 and $317,876 for the years ended May 31, 2013 and 2012. As of May 31, 2013, this loan is in default.

NOTE 7 - CONVERTIBLE DEBT

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
c)	$100,000 upon receipt by the Company of additional investments amounting to $500,000 or more

Likewise, the annual interest rate of 18% was increased to 20%. The first principal payment of $100,000 was made in May 2013.

The Company evaluated the modification and determined that it was substantial and was therefore accounted for as an extinguishment of debt. Consequently, the fair value of the 15,000 common shares of $30,300 and excess of the shares issued against the carrying value of the debt of $170,925 was recorded as loss on debt extinguishment

As of May 31, 2013, the balance of all convertible debentures was $1,107,000 (including related party debentures totaling $32,000) which includes convertible debentures that are currently in default and subjected to a default interest of 20% amounting to $707,000.

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

As of May 31, 2013, the balance of the 180-Day convertible promissory notes was $150,000 and accrued interest of approximately $6,719.

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

NOTE 8 - STOCKHOLDERS’ EQUITY

During the year ended May 31, 2013, the Company designated 1,000 shares of its preferred stock as Series B Convertible Preferred Stock with a par value of $0.0001 per share, 1,100,000 of its preferred stock as Series C Convertible Preferred Stock with a par value of $0.001 per share and 1,200,000 of its preferred stock as Series D Convertible Preferred with a par value of $0.001.

The Series B and Series C Convertible Preferred Stock are convertible into 6,667 and 7.167 common shares, respectively.

The Series D Convertible Preferred Stock is convertible into 7 common shares and include 12% cumulative annual dividend payable semiannually on November 30 and May 31. The accrued dividend is also convertible into common shares.

The Company had the following equity transactions during the year ended May 31, 2013:

•	In August 2012, the Company converted 240 Series A preferred shares into 4,160,000 common shares.

•	Convertible debentures totaling $3,293,159 and accrued interest of $1,050,205 were converted into 2,895,574 common shares (see Note 7).

•	800,000 common shares and warrants with a fair value of $1,431,476 were issued in connection with the modification of debt (see Note 7).

•	15,000 common shares with a fair value of $30,300 were issued to an unrelated party in connection with the modification of several convertible debentures (see Note 7).

•	2,133 common shares with a fair value of $1,953 were issued to a related party in connection with the issuance of a convertible debenture for $32,000 (see Note 7).

•	10,000 common shares with a fair value of $33,000 were issued to a lender as consideration for the waiver in the default of his respective convertible debentures

•	859,022 common shares with a fair value of $1,248,270 were issued for services

•	60,379 common shares with a fair value of $68,056 were issued as settlement of accounts payable and accrued director’s fees

•	1,074,999 Series C Convertible Preferred Stock with a fair value of $137,587 and 4,711,714 common shares with a fair value of $72,733 were issued as a deposit on the acquisition of ZBM (see Note 5).

•	The Company received subscriptions from related parties in the aggregate of $1,000,000 for 100,000 shares and from non-related parties of $500,000 for 50,000 shares of the Company’s Series D Convertible Preferred Stock plus warrants to purchase an additional 250,000 common shares at an exercise price of $2.25 per share and a term of three years. As consideration for acquiring these subscriptions, the Company paid commissions of $50,000 which have been deducted from the proceeds on these subscriptions.

The Company had the following equity transactions during the year ended May 31, 2012:

•	The Company received $72,000 from the sale of 180,000 common shares, of which 133,333 and 46,667 were issued during the years ended May 31, 2012 and 2011, respectively.

•	74,000 fully vested common shares and 240 Series A Convertible Preferred Stock were issued to consultants and an employee for services provided to the Company and recorded the stock-based compensation of $11,598,657 which is equivalent to the fair value of the shares at the date of grant.

NOTE 9- STOCK OPTIONS AND WARRANTS

Stock option activity for year ended May 31, 2013 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2012	1,177,778	$5.25	6.31	$-
Granted	-	$-	-	$-
Forfeited	(348,333)	$5.25	-	$-
Outstanding at May 31, 2013	829,445	$3.82	4.16	$-
Exercisable at May 31, 2013	462,778	$5.25	0.91	$-

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

During the year ended May 31, 2013, the Company made payments to its CEO totaling $666,091, which included reimbursement for expenses paid for by the CEO on behalf of the Company totaling $298,459. Expenses included travel expenses, general administrative expenses, as well as payments to service providers which were initially paid for by the CEO.

NOTE 11 - INCOME TAXES

At May 31, 2013 and 2012, the Company had net operating loss carry-forwards for U.S. Federal income tax purposes of approximately $26,000,000 and $23,000,000, respectively that may be offset against future taxable income through 2032.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  No tax benefit has been recognized with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets as of May 31, 2013 and 2012 of approximately $16,670,000 and $7,800,000, respectively, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

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

NOTE 12 - COMMITMENT AND CONTINGENCIES

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

On October 2, 2012, the Company was served with a Summons and Notice of Motion for Summary Judgment in an action entitled Turigay Affiliates Corp. v. TurkPower Corporation , Index No. 653415/2012, Supreme Court, New York County. The Plaintiff is seeking repayment of amounts loaned to the Company’s Turkish subsidiary. The Company has opposed the plaintiff’s motion and asserted a number of defenses including fraud and the forgery of the signatures of certain of the Company’s officers. At a hearing on May 8, 2013, the court granted the Plaintiff’s Motion for Summary Judgment in lieu of complaint for repayment of €450,000. A judgment has not yet been entered in this matter.

The liability related to this loan is reported as short-term debt in the consolidated balance sheets.

Except as disclosed above, the Company is not a party to any other material pending legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

NOTE 13 - SUBSEQUENT EVENTS

In June 2013, the Company appointed Daniel J. Kunz as its Executive Chairman of the Board of Directors and, effective December 1, 2013, its Chief Executive Officer. As compensation for these roles, the Company agreed to compensate Mr. Kunz in the amount of $30,000 per month, 1,000,000 common shares which vest after three years and warrants to purchase another 1,000,000 common share at an exercise price of $1.72 per share. Also on June 17, 2013, Ryan E. Hart was appointed to serve as Vice Chairman of the Board of Directors. Mr. Hart continued to serve as Chief Executive Officer until December 1, 2013.

Mr. Hart’s appointment is covered under a consulting agreement dated June 26, 2013. Under this agreement, Mr. Hart will be compensated in the amount of $20,000 per month and 666,666 common shares and options equal to 35% of his salary at the end of year 1 in accordance with the stock option plan. In addition, Mr. Hart shall be eligible to receive incentive based bonuses, and on the one year anniversary of the consulting agreement, he shall receive an award of stock options with a target value equal to 35% of his then current annual salary and equal to 2/3 of the Executive Chairman or CEO’s long-term equity incentive compensation. On subsequent yearly anniversaries, Mr. Hart will be eligible to receive stock option awards at a similar level at the discretion of the Board.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, Zinco Do Brasil, Inc. has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on September 20, 2013.

ZINCO DO BRASIL, INC.

By:	/s/ Ryan Hart
Name: Ryan Hart
Title: President and Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Daniel J. Kunz	Chairman	September 20, 2013
Daniel J. Kunz

/s/ Ryan E. Hart	President and Chief Executive Officer and Chief Financial Officer, Vice Chairman	September 20, 2013
Ryan E. Hart

/s/ Juvenil Felix	Director	September 20, 2013
Juvenil Felix

/s/ Mustafa Askay	Director	September 20, 2013
Mustafa Askay

/s/ Adriano Epeschit	Director; Chief Operating Officer	September 20, 2013
Adriano Epeschit

/s/ Jose Mendo Mizael de Souza	Director	September 20, 2013
Jose Mendo Mizael de Souza

/s/ Edward Dowling	Director	September 20, 2013
Edward Dowling

22