Form 10-K/A
period 2013-05-31
Zinco do Brasil, Inc.
filed 2013-10-02
CIK 1368055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Explanatory Note: The sole purpose of this Amendment No. 2 to Zinco Do Brasil, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission on September 13, 2013 and as amended on September 20, 2013 (the “Form 10-K”), is to provide the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL. No other changes have been made to the Form 10-K.

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

*  These exhibits were previously included or incorporated by reference in Zinco Do Brasil, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission on September 13, 2013 and as amended on Form 10-K/A on September 20, 2013.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

ZINCO DO BRASIL, INC.
Date: October 2, 2013	/s/ Ryan Hart
	Name:	Ryan Hart
	Title:	President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  These exhibits were previously included or incorporated by reference in Zinco Do Brasil, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission on September 13, 2013 and as amended on Form 10-K/A on September 20, 2013.

**  Filed herewith.