Form 10-Q
period 2013-08-31
Zinco do Brasil, Inc.
filed 2013-10-21
CIK 1368055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,563,850 shares of common stock, par value $0.0001 per share, as of October 21, 2013.

Zinco Do Brasil, Inc.

Zinco Do Brasil, Inc.

Consolidated Balance Sheets

Unaudited

	August 31, 2013	May 31, 2013
ASSETS
Current assets:
Cash	$18,208	$687
Total current assets	18,208	687

Other assets:
Deposit on acquisition of Zinco do Brasil, Inc.	210,320	210,320

TOTAL ASSETS	$228,528	$211,007

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,286,741	$1,515,857
Accrued interest	1,178,190	940,089
Related party payable	4,355	35,841
Derivative liabilities	319,888	499,646
Short-term debt	793,740	735,329
Convertible debt - related party, net of unamortized discount of $- and $492 as of August 31, 2013 and May 31, 2013, respectively	32,000	31,508
Convertible debt, net of unamortized discount of $860 and $51,156 as of August 31, 2013 and May 31, 2013, respectively	1,244,140	1,173,844
Total current liabilities	4,859,054	4,932,114

Total liabilities	4,859,054	4,932,114

Stockholders' Deficit:
Series A Preferred stock: $0.0001 par value; 1,000 shares authorized; 0 shares issued and outstanding	-	-
Series B Preferred stock: $0.0001 par value; 1,000 shares authorized; 0 shares issued and outstanding	-	-
Series C Preferred stock: $0.001 par value; 1,100,000 shares authorized; 1,074,999 shares issued and outstanding	1,075	1,075
Series D Preferred Stock: $0.001 par value; 1,200,000 shares authorized; 195,000 and 150,000 shares issued and outstanding as of August 31, 2013 and May 31, 2013, respectively	195	150
Common stock: $0.0001 par value; 300,000,000 shares authorized; 23,563,850 shares issued and outstanding	2,356	2,356
Additional paid-in capital	42,054,854	41,678,431
Accumulated other comprehensive income	212,324	212,324
Accumulated deficit	(46,868,471)	(46,582,584)
Total stockholders' deficit of Zinco Do Brasil, Inc.	(4,597,667)	(4,688,248)
Non-controlling interest	(32,859)	(32,859)
Total equity	(4,630,526)	(4,721,107)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$228,528	$211,007

See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.

Consolidated Statement of Operations and Comprehensive Loss

Unaudited

	Three months ended August 31,
	2013	2012

Professional fees	$85,453	$58,404
Selling, general and administrative expenses	230,959	509,581
Total operating expenses	316,412	567,985
Loss from operations	(316,412)	(567,985)

Other (income) expense:
Derivatives gain	(274,919)	(395,200)
Interest expense	235,534	467,221
Loss on foreign currency transactions	8,860	-
Loss on extinguishment of debt	-	631,476
Debt conversion expense	-	966,747
Total other (income) expense	(30,525)	1,670,244

Net loss	$(285,887)	$(2,238,229)

Deemed dividend related to incremental beneficial conversion feature on preferred stock	(95,195)	-
Preferred dividends	(52,849)	-
Net loss attributable to common stockholders	$(433,931)	$(2,238,229)

Basic and diluted net loss per common share	$(0.02)	$(0.18)

Weighted average number of common shares outstanding - basic and diluted	23,563,850	12,301,385

Comprehensive loss
Net loss	$(285,887)	$(2,238,229)
Foreign currency translation adjustments	-	(17,552)
Total comprehensive loss	$(285,887)	$(2,255,781)

See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.

Consolidated Statement of Stockholders' Deficit

For the three months ended August 31, 2013

Unaudited

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non- Controlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	(Deficit)
Balance, May 31, 2013	-	-	1,074,999	$1,075	150,000	$150	23,563,850	$2,356	$41,678,431	$212,324	$(46,582,584)	$(32,859)	$(4,721,107)

Issuance of Series D convertible preferred stock for cash	-	-	-	-	45,000	45	-	-	354,794	-	-	-	354,839
Stock-based compensation -warrants	-	-	-	-	-	-	-	-	21,629	-	-	-	21,629
Preferred Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-
Deemed dividends on preferred stock due to beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(285,887)	-	(285,887)
	-	$-	1,074,999	$1,075	195,000	$195	23,563,850	$2,356	$42,054,854	$212,324	$(46,868,471)	$(32,859)	$(4,630,526)

See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Three months ended
	August 31,	August 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(285,887)	$(2,238,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on derivatives	(274,919)	(395,200)
Stock-based compensation	21,629	239,084
Amortization of debt discount	52,788	156,826
Loss on debt extinguishment	-	631,476
Loss on foreign currency transactions	8,860	-
Gain on settlement of accrued expenses	-	(24,583)
Debt conversion expense	-	966,747
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	56,536	401,066
NET CASH USED IN OPERATIONS	(420,993)	(262,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D convertible preferred stock	450,000	-
Proceeds from issuance of convertible debt	20,000	-
Proceeds from issuance of convertible debt - related party	-	32,000
Advances from related parties	15,445	35,100
Payments on advances from related parties	(46,931)	(103,500)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	438,514	(36,400)

NET CHANGE IN CASH AND CASH EQUIVALENTS	17,521	(299,213)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	687	299,298

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,208	$85

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$12,884	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discount due to common stock issued with debt and beneficial conversion feature	$-	$1,953
Derivative liabilities due to warrants issued with Series D Preferred Stock	$95,161	$-
Common stock issued to settle accrued expenses	$-	$37,917
Conversion of convertible debt and accrued interest to equity	$-	$2,013,096
Interest converted to debt principal	$-	$25,000
Conversion of Series A Preferred Stock to common stock	$-	$6,240

See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.

Notes to Consolidated Financial Statements

August 31, 2013

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Zinco Do Brasil, Inc. (formerly TurkPower Corporation) (the “Company”) was incorporated in Delaware on November 4, 2004 as Global Ink Supply Company and was organized for the purpose of developing e-commerce website to sell ink printer cartridges and toner. On September 28, 2012, we (i) changed our name to Zinco do Brasil, Inc., (ii) effected a reverse split on a 1:15 basis and (iii) increased the number of our authorized shares of capital stock from 310,000,000 shares to 810,000,000 of which 800,000,000 shares are common stock with a par value $0.0001 per share and 10,000,000 shares are preferred stock with a par value $0.0001 per share.

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

The Agreement has been extended on multiple occasions in part, as a result of the substantial, partial performance made by the Company in its efforts to complete the acquisition, including the delivery of 4,711,714 shares of common stock and 1,074,999 shares of Series C Preferred Stock, as well as the conversion of an aggregate of $4,343,364 of convertible debt and related accrued interest into shares of common stock at $1.50 per share. The Company continues to devote all its efforts and operations toward the preparation of engaging in mining operations upon consummation of the transaction.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim consolidated financial statements as of and for the three months ended August 31, 2013 and 2012 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed with the SEC as part of the Company’s Annual Report on Form 10-K/A, which was filed on September 20, 2013.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of August 31, 2013:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$14,182	$-	$-	$14,182
Warrant derivative liabilities	305,706	-	-	305,706
Total	$319,888	$-	$-	$319,888

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at May 31, 2013	$499,646
Fair value of warrant derivative liabilities at issuance	95,161
Unrealized derivative gains included in other expense	(274,919)
Balance at August 31, 2013	$319,888

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

As of August 31, 2013, there were a total of 496,670 derivative warrants outstanding, of which 146,667 were valued using Black Scholes and 350,003 were valued using the Lattice model.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model:

	August 31, 2013	May 31, 2013
Market value of stock on measurement date	$1.27	$1.80
Risk-free interest rate	0.02 - 0.03%	0.04%
Dividend yield	0%	0%
Volatility factor	27 - 74%	49 - 50%
Term	0.00 - 0.17 year	0.25 - 0.31 year

The following are the assumptions used for derivative instruments valued using the Lattice model:

	Initial Valuations	August 31, 2013
Market value of common stock on measurement date	$1.48-$1.67	$1.27
Adjusted exercise price	$1.99-$2.25	$1.99-$2.50
Risk free interest rate	0. 60-0.66%	0.59-0.79%
Warrant lives in years	3	2.32-2.82
Expected volatility	158-159%	140-144%
Expected dividend yields	0%	0%
Offering price range	$1.32-2.51	$1.04-2.51

The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

Reclassification

Certain accounts in the prior period were reclassified to conform with the current period financial statements presentation.

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had a net loss of $285,887 for the three months ended August 31, 2013 and had a working capital deficit as of August 31, 2013 of $4,840,846. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional working capital either through debt or equity financing. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - DEPOSIT ON ACQUISITION OF ZINCO DO BRASIL MINERACAO LTDA.

On August 14, 2012, the Company agreed with OBH and IMS for the proposed acquisition of 99.9% of ZBM, which will be owned by OBH and IMS. Pursuant to the agreement, the Company will acquire 99.9% of ZBM in exchange for (i) 7,166,667common shares to OBH and (ii) 1,075,000 Series C preferred shares to IMS (the “IMS Shares”). The Company also agreed to raise $17 million which will be used to complete the acquisition of the zinc project.

As of the date of this filing, ZBM has not been formed and the transaction has not been completed, although some of the shares have been issued. As of August 31, 2013, 1,074,999 Series C preferred shares and 4,711,714 common shares have been issued. The fair value of OBH shares and IMS shares issued as of May 31, 2013 of $210,320 has been recorded as a deposit on the acquisition.   Since the above transaction has not yet closed and given that the Company has no existing operations, the fair value of the shares issued were based on the enterprise value done by a valuation expert.

In the event that the acquisition is not consummated, IMS shall have the right to rescind the agreement and the obligations of both parties shall be terminated and the contemplated transaction is voided as if the agreement was never entered into.

On February 13, 2013, Zinco, OBH and IMS entered into a modification of the agreement, dated August 14, 2012, to extend the date by which Zinco is required to raise $6,000,000 or such amount necessary to complete the acquisition of the zinc mine, until June 14, 2013. On June 14, 2013, the agreement was further extended to September 14, 2013. The Company is currently working on a further extension of the agreement.

NOTE 5 - SHORT TERM DEBT

As of August 31, 2013 and May 31, 2013, the Company owes $793,740 and $735,329, respectively, to an unrelated party. The loan is unsecured, bears annual interest at 25.0% and matured on December 15, 2011. While delinquent, the Company is required to pay 2.5% interest per month on the principal balance to the lender. As of August 31, 2013 and May 31, 2013, accrued interest related to this note is $759,816 and $370,042, respectively. The Company recorded interest expense of $104,312 and $72,800 for the three months ended August 31, 2013 and 2012. As of August 31, 2013, this loan is in default.

NOTE 6 - CONVERTIBLE DEBT

Convertible debt consisted of the following:

	August 31, 2013	May 31, 2013
Six-month secured convertible debentures	$275,000	$275,000
One-year term debentures	832,000	832,000
180-day promissory notes	150,000	150,000
60-day promissory notes	20,000	-
	$1,277,000	1,257,000
Less - Debt discount	(860)	(51,648)
	$1,276,140	$1,208,352

Convertible debt – related party	$32,000	$31,508
Convertible debt – third party	1,244,140	1,173,844
	$1,276,140	$1,205,352

During the three months ended August 31, 2013, the Company issued a 60-day promissory note to a third party investor for $20,000. This note matured on August 6, 2013, and carries interest at a rate of 8% per annum and a 10% debt discount of $2,000 due on its maturity date. As of August 31, 2013, this note and 180-day promissory notes totaling to $100,000 are currently in default.

As of August 31, 2013, the balance of all convertible debentures was $1,277,000 (including related party debentures totaling $32,000) which includes convertible debentures that are currently in default amounting to $1,027,000, of which $732,000 carries a default interest rate ranging from 20% to 24%.

For the three months ended August 31, 2013 and 2012, debt discount amortization recorded to interest amounted to $52,788 and $156,826, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company had the following equity transactions during the three months ended August 31, 2013:

•	The Company received subscriptions from non-related parties of $450,000 for 45,000 shares of the Company’s Series D Convertible Preferred Stock plus warrants to purchase an additional 75,001 common shares at an exercise price of $2.25 per share and a term of three years. The conversion feature of the Preferred Stock was evaluated and it was determined that a beneficial conversion feature exists. The Company recorded $95,195 as a deemed dividend. As the Company had a negative retained earnings balance at the date of issuance, the dividends were accounted for as a debit and credit to additional paid-in capital.

During the three months ended August 31, 2013, the Company accrued dividends of $52,849 due on Series D Convertible Preferred Stock. As of August 31, 2013, cumulative dividends due on Series D Convertible Preferred Stock totaled $94,438.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Stock option activity for three months ended August 31, 2013 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2013	829,445	$5.25	4.16	$-
Granted	-	$-	-	$-
Forfeited	-	$-	-	$-
Outstanding at August 31, 2013	829,445	$5.25	3.91	$-
Exercisable at August 31 , 2013	462,778	$5.25	0.66	$-

As of August 31, 2013, there was approximately $1,200,180 of total unrecognized compensation cost related to non-vested stock options which is expected to be substantially recognized when certain performance conditions are met or when there is a change of control.

Warrants

Warrant activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2013	758,335	$3.16	1.84	$-
Granted	75,001	$2.25	-	$-
Outstanding at August 31, 2013	833,336	$3.08	1.70	$-
Exercisable at August 31, 2013	833,336	$3.08	1.70	$-

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company received non-interest bearing advances from shareholders totaling $15,445 and made repayments of $46,931 during the three months ended August 31, 2013. As of August 31, 2013, amounts due to these shareholders totaled $4,355.

During the three months ended August 31, 2013, the Company made payments to its CEO totaling $70,158, which included reimbursement for expenses paid for by the CEO on behalf of the Company totaling $37,474. Expenses included travel expenses, general administrative expenses, as well as payments to service providers which were initially paid for by the CEO.

NOTE 10 - COMMITMENT AND CONTINGENCIES

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

On October 2, 2012, the Company was served with a Summons and Notice of Motion for Summary Judgment in an action entitled Turigay Affiliates Corp. v. TurkPower Corporation , Index No. 653415/2012, Supreme Court, New York County. The Plaintiff is seeking repayment of amounts loaned to the Company’s Turkish subsidiary. The Company has opposed the plaintiff’s motion and asserted a number of defenses including fraud and the forgery of the signatures of certain of the Company’s officers. At a hearing on May 8, 2013, the court granted the Plaintiff’s Motion for Summary Judgment in lieu of complaint for repayment of €450,000. A judgment in the amount of $1,177,352, plus costs and disbursements was entered on October 16, 2013.

The liability related to this loan is reported as short-term debt in the consolidated balance sheets.

Except as disclosed above, the Company is not a party to any other material pending legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

NOTE 11 - SUBSEQUENT EVENTS

On October 16, 2013, a judgment in the amount of $1,177,352 plus costs and disbursements was entered against the Company in the action entitled Turigay Affiliates Corp. v. TurkPower Corporation , Index No. 653415/2012, Supreme Court, New York County.

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

(a) Overview

Zinco Do Brasil, Inc. (formerly TurkPower Corporation) was incorporated in the State of Delaware on November 4, 2004 as Global Ink Supply Company and was organizedto develop an e-commerce website to sell ink printer cartridges and toner. On May 11, 2010, an amendment was filed with the Secretary of State of Delaware to change the name of the Company to TurkPower Corporation. On September 28, 2012, an amendment was filed with and approved by the Secretary of State of Delaware to (i) change the name of the Company to Zinco do Brasil, Inc., (ii) effect a reverse split on a 1:15 basis and (iii) increase the number of the Company’s authorized shares of capital stock from 310,000,000 shares to 810,000,000 of which 800,000,000 shares are common stock with a par value $0.0001 per share and 10,000,000 shares are preferred stock with a par value $0.0001 per share. The amended Articles of Incorporation were approved by the State of Delaware effective September 28, 2012.

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

On June 14, 2013, the Registrant, OBH and IMS entered into a modification of the Binding Agreement dated August 14, 2012, as amended on February 13, 2013, to extend the date by which the Registrant is required to raise $6,000,000 or such amount necessary to satisfy payment to Vale S.A. to complete the acquisition of the zinc mine, until September 14, 2013. The Company is currently working on a further extension of the agreement.

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

(b) Going Concern

As shown in the accompanying consolidated financial statements, the Company had a net loss of $285,887 for the three months ended August 31, 2013 and had a working capital deficit as of August 31, 2013 of $4,840,846. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

For the Three Months Ended August 31, 2013 and 2012

For the three months ended August 31, 2013 and 2012, our professional fees were $85,453 and $58,404, respectively.

For the three months ended August 31, 2013 and 2012, our selling, general and administrative expenses were $230,959 and $509,581, respectively. The decrease was primarily due to the decrease in stock based compensation of $233,179, which decreased as certain stock-based awards were fully amortized in prior periods.

For the three months ended August 31, 2013 and 2012, we recorded other (income) expense of $(30,525) and $1,670,244, respectively. The decrease in other (income) expense was primarily due to (a) a loss on extinguishment of debt of $631,476 and debt conversion expenses of $966,747 for the three months ended August 31, 2012, which were not repeated in the three months ended August 31, 2013, offset by a decrease in the derivative gain of $120,281 in 2013.

(d) Liquidity and Capital Resources

At August 31, 2013, we had cash of $18,208, as compared to $687 at May 31, 2013. This increase was primarily a result of proceeds from the issuance of Series D Preferred Stock of $450,000 and cash used in operations of $420,993.

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

On October 2, 2012, the Company was served with a Summons and Notice of Motion for Summary Judgment in an action entitled Turigay Affiliates Corp. v. TurkPower Corporation , Index No. 653415/2012, Supreme Court, New York County. The Plaintiff is seeking repayment of amounts loaned to the Company’s Turkish subsidiary. The Company has opposed the plaintiff’s motion and asserted a number of defenses including fraud and the forgery of the signatures of certain of the Company’s officers. At a hearing on May 8, 2013, the court granted the Plaintiff’s Motion for Summary Judgment in lieu of complaint for repayment of €450,000. On October 16, 2013, a judgment in the amount of $1,177,352.19 plus costs and disbursements was entered against the Company in the action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On April 27, 2010, the Company’s Turkish subsidiary borrowed €450,000 ($555,692) from a third party. The loan is unsecured, bears annual interest at 25.0% and was payable in full on October 27, 2010. The interest rate increased to 60% on October 28, 2010, when the loan became in default. On August 2, 2011, the Turkish subsidiary and the lender cancelled the previous loan agreement and agreed to terms for the repayment of the €450,000 short-term debt and related interest by which the Turkish subsidiary agreed to pay the lender €200,000 on August 15, 2011, and €100,000 monthly thereafter through December 15, 2011 after which the Turkish subsidiary will have paid the lender €600,000 in aggregate. In addition the Company agreed to issue the lender 300,000 common shares no later than August 15, 2011. The Turkish subsidiary did not make the scheduled payments and the Company did not issue 300,000 shares to the lender. While delinquent, the Company is required to pay a 2.5% interest per month on the €600,000 loan to the lender. As of August 31, 2013, this loan is in default.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION AND SUBSEQUENT EVENTS

On October 16, 2013, a judgment in the amount of $1,177,352.19 plus costs and disbursements was entered against the Company in the action entitled Turigay Affiliates Corp. v. TurkPower Corporation , Index No. 653415/2012, Supreme Court, New York County. See Item 1 Legal Proceedings.

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

Date: October 21, 2013

ZINCO DO BRASIL, INC.
(Registrant)

By:	/s/Ryan Hart
Name: Ryan Hart
Title: President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

