Form 10-Q
period 2013-11-30
Zinco do Brasil, Inc.
filed 2014-01-21
CIK 1368055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,020,826 shares of common stock, par value $0.0001 per share, as of January 21, 2014.

Zinco Do Brasil, Inc.

Zinco Do Brasil, Inc.
Consolidated Balance Sheets
Unaudited

	November 30, 2013	May 31, 2013
ASSETS
Current assets:
Cash	$-	$687
Total current assets	-	687

Other assets:
Deposit on acquisition of Zinco do Brasil, Inc.	240,024	210,320

TOTAL ASSETS	$240,024	$211,007

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,428,690	$1,515,857
Accrued interest	498,547	940,089
Related party payable	79,346	35,841
Turigay judgement payable	1,243,164	-
Derivative liabilities	65,848	499,646
Short-term debt	-	735,329
Convertible debt - related party, net of unamortized discount of $- and $492 as of November 30, 2013 and May 31, 2013, respectively	32,000	31,508
Convertible debt, net of unamortized discount of $- and $51,156 as of November 30, 2013 and May 31, 2013, respectively	1,245,000	1,173,844
Total current liabilities	4,592,595	4,932,114

Total liabilities	4,592,595	4,932,114

Stockholders' Deficit:
Series A Preferred stock: $0.0001 par value; 1,000 shares authorized; 0 shares issued and outstanding	-	-
Series B Preferred stock: $0.0001 par value; 1,000 shares authorized; 0 shares issued and outstanding	-	-
Series C Preferred stock: $0.001 par value; 1,100,000 shares authorized; 1,074,999 shares issued and outstanding	1,075	1,075
Series D Preferred Stock: $0.001 par value; 1,200,000 shares authorized; 195,000 and 150,000 shares issued and outstanding as of November 30, 2013 and May 31, 2013, respectively	195	150
Common stock: $0.0001 par value; 300,000,000 shares authorized; 26,020,826 and 23,563,850 shares issued and outstanding as of November 30, 2013 and May 31, 2013, respectively	2,602	2,356
Additional paid-in capital	42,084,312	41,678,431
Accumulated other comprehensive income	212,324	212,324
Accumulated deficit	(46,620,220)	(46,582,584)
Total stockholders' deficit of Zinco Do Brasil, Inc.	(4,319,712)	(4,688,248)
Non-controlling interest	(32,859)	(32,859)
Total equity	(4,352,571)	(4,721,107)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$240,024	$211,007

See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Unaudited

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012

Professional fees	$56,063	$88,428	$141,516	$146,831
Selling, general and administrative expenses	169,993	243,812	400,952	753,394
Total operating expenses	226,056	332,240	542,468	900,225
Loss from operations	(226,056)	(332,240)	(542,468)	(900,225)

Other (income) expense:
Derivatives (gain) loss	(254,040)	3,708	(528,959)	(391,492)
Interest expense	165,695	444,072	401,229	911,293
Loss on foreign currency transactions	39,289	-	48,149	-
Gain on settlement of debt and accrued interest	(425,251)	-	(425,251)	-
Loss on extinguishment of debt	-	-	-	631,476
Debt conversion expense	-	890,685	-	1,857,432
Total other (income) expense	(474,307)	1,338,465	(504,832)	3,008,709

Net income (loss)	248,251	(1,670,705)	(37,636)	(3,908,934)

Deemed dividend related to incremental beneficial conversion feature on preferred stock	-	-	(95,195)	-
Preferred dividends	(58,340)	-	(111,189)	-
Net income (loss) attributable to common stockholders	$189,911	$(1,670,705)	$(244,020)	$(3,908,934)

Basic and diluted income (loss) per common share:	$0.01	$(0.09)	$(0.01)	$(0.25)

Weighted average number of common shares outstanding - basic and diluted	24,959,984	18,990,588	24,254,246	15,635,661

Comprehensive income (loss)
Net income (loss)	$248,251	$(1,670,705)	$(37,636)	$(3,908,934)
Foreign currency translation adjustments	-	(45,342)	-	(62,894)
Total comprehensive income (loss)	$248,251	$(1,716,047)	$(37,636)	$(3,971,828)

See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.
Consolidated Statement of Stockholders' Deficit
For the Six Months Ended November 30, 2013
Unaudited

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Non-Controlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Interest	(Deficit)
Balance, May 31, 2013	-	-	1,074,999	$1,075	150,000	$150	23,563,850	$2,356	$41,678,431	$-	$212,324	$(46,582,584)	$(32,859)	$(4,721,107)

Stock issued for deposit on Ouro do Brasil transaction							2,456,976	246	29,458					29,704
Issuance of Series D convertible preferred stock for cash	-	-	-	-	45,000	45	-	-	354,794	-	-	-	-	354,839
Stock-based compensation -warrants	-	-	-	-	-	-	-	-	21,629	-	-	-	-	21,629
Preferred dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Deemed dividends on preferred stock due to beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(37,636)	-	(37,636)
Balance November 30, 2013	-	$-	1,074,999	$1,075	195,000	$195	26,020,826	$2,602	$42,084,312	$-	$212,324	$(46,620,220)	$(32,859)	$(4,352,571)

See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended
	November 30,	November 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,636)	$(3,908,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on derivatives	(528,959)	(391,492)
Stock-based compensation	21,629	460,097
Amortization of debt discount	53,648	247,311
Loss on debt extinguishment	-	631,476
Loss on foreign currency transactions	48,149	-
Gain on settlement of debt and accrued interest	(425,251)	-
Gain on settlement of accrued expenses	-	(24,583)
Debt conversion expense	-	1,857,432
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	354,228	833,657
NET CASH USED IN OPERATIONS	(514,192)	(295,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D convertible preferred stock	450,000	-
Proceeds from issuance of convertible debt	20,000	-
Proceeds from issuance of convertible debt - related party	-	32,000
Advances from related parties	90,436	67,600
Payments on advances from related parties	(46,931)	(103,500)
CASH PROVIDED BY FINANCING ACTIVITIES	513,505	(3,900)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(687)	(298,936)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	687	299,298

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$362

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$12,883	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discount due to common stock issued with debt and beneficial conversion feature	$-	$1,953
Common stock issued to settle accrued expenses	$95,161	$68,056
Conversion of convertible debt and accrued interest to equity	$-	$3,460,496
Interest converted to debt principal	$-	$25,000
Conversion of Series A Preferred Stock to common stock	$-	$416
Fair value of common stock issued as a deposit to Sellers of Zinco do Brasil, Inc.	$29,704	$14,731,927

See accompanying notes to the unaudited consolidated financial statements.

Zinco Do Brasil, Inc.
Notes to Consolidated Financial Statements
November 30, 2013
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Zinco Do Brasil, Inc. (formerly TurkPower Corporation) (the “Company”) was incorporated in Delaware on November 4, 2004 as Global Ink Supply Company and was organized for the purpose of developing an e-commerce website to sell ink printer cartridges and toner. On September 28, 2012, we (i) changed our name to Zinco do Brasil, Inc., (ii) effected a reverse split on a 1:15 basis and (iii) increased the number of our authorized shares of capital stock from 310,000,000 shares to 810,000,000 of which 800,000,000 shares are common stock with a par value $0.0001 per share and 10,000,000 shares are preferred stock with a par value $0.0001 per share.

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

The Company has issued all of the OBH Shares to OBH and the IMS Shares to IMS.

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

The Agreement has been extended on multiple occasions in part, as a result of the substantial, partial performance made by the Company in its efforts to complete the acquisition, including the delivery of all shares of common stock and Series C Preferred Stock, as well as the conversion of an aggregate of $4,343,364 of convertible debt and related accrued interest into shares of common stock at $1.50 per share. The Company continues to devote all its efforts and operations toward the preparation of engaging in mining operations upon consummation of the transaction.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim consolidated financial statements as of and for the six months ended November 30, 2013 and 2012 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed with the SEC as part of the Company’s Annual Report on Form 10-K/A, which was filed on September 20, 2013.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly owned US subsidiary, TurkPower USA Corporation and its foreign subsidiary, Turkpower Enerji San. Ve Tic. A.S., of which the Company has a 99.8% controlling interest. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

•	Level 1 -	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
•	Level 2 -
Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

•	Level 3 -
Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of November 30, 2013:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$10,935	$-	$-	$10,935
Warrant derivative liabilities	54,913	-	-	54,913
Total	$65,848	$-	$-	$65,848

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at May 31, 2013	$499,646
Fair value of warrant derivative liabilities at issuance	95,161
Unrealized derivative gains included in other expense	(528,959)
Balance at November 30, 2013	$65,848

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations and comprehensive loss.

Beginning December 1, 2012, the Company used the Lattice model to value derivative instruments issued subsequent to November 30, 2012. The change is considered a change in estimate and is applied prospectively. For warrants issued prior to December 1, 2012, the Company continued to use the Black Scholes model.

As of November 30, 2013, there were a total of 350,003 derivative warrants outstanding, all of which were valued using the Lattice model.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model:

	November 30, 2013	May 31, 2013
Market value of stock on measurement date	$0.375	$1.80
Risk-free interest rate	0.06%	0.04%
Dividend yield	0%	0%
Volatility factor	312%	49 - 50%
Term	0.17 year	0.25 - 0.31 year

The following are the assumptions used for derivative instruments valued using the Lattice model:

	Initial Valuations	November 30, 2013
Market value of common stock on measurement date	$1.48 – 1.67	$0.375
Adjusted exercise price	$1.99 – 2.25	$2.18 - 2.43
Risk free interest rate	0.60 – 0.66%	0.28 - 0.42%
Warrant lives in years	3	2.07 - 2.58
Expected volatility	158 - 159%	159 - 162%
Expected dividend yields	0%	0%
Offering price range	$1.32 - 2.51	$1.04 - 2.51

The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

Reclassification

Certain accounts in the prior period were reclassified to conform with the current period financial statements presentation.

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had a net loss of $37,636 for the six months ended November 30, 2013 and had a working capital deficit as of November 30, 2013 of $4,592,595. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of the date of this filing, ZBM has not been formed and the transaction has not been completed, although all of the shares have been issued. The fair value of OBH shares and IMS shares issued as of November 30, 2013 of $240,024 has been recorded as a deposit on the acquisition.   Since the above transaction has not yet closed and given that the Company has no existing operations, the fair value of the shares issued were based on the enterprise value done by a valuation expert.

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

NOTE 5 – TURIGAY JUDGMENT PAYABLE

As May 31, 2013, the Company owed $735,329 to an unrelated party. The loan is unsecured, bears annual interest at 25.0% and matured on December 15, 2011. While delinquent, the Company was required to pay 2.5% interest per month on the principal balance to the lender. As of May 31, 2013, accrued interest related to this note was $370,042. The Company recorded interest expense of $84,661 and $88,777 for the three months ended November 30, 2013 and 2012 and $188,973 and $161,577 for the six months ended November 30 2013 and 2012. On November 4, 2013, the Supreme Court of the State of New York entered a judgment in the favor of the unrelated party and it was determined that $1,243,164 was owed under the judgment.  The total recorded balance of the loan and accrued interest as of November 4, 2013 had been $1,668,415, and the Company has recognized a gain on settlement of debt and accrued interest of $425,251 as a result of this judgment.

NOTE 6 - CONVERTIBLE DEBT

Convertible debt consisted of the following:

	November 30, 2013	May 31, 2013
Six-month secured convertible debentures	$275,000	$275,000
One-year term debentures	832,000	832,000
180-day promissory notes	150,000	150,000
60-day promissory notes	20,000	-
	$1,277,000	1,257,000
Less - Debt discount	(- )	(51,648)
	$1,277,000	$1,208,352

Convertible debt – related party	$32,000	$31,508
Convertible debt – third party	1,245,000	1,173,844
	$1,277,000	$1,205,352

During the six months ended November 30, 2013, the Company issued a 60-day promissory note to a third party investor for $20,000. This note matured on August 6, 2013, and carries interest at a rate of 8% per annum and a 10% debt discount of $2,000 due on its maturity date. As of November 30, 2013, this note and 180-day promissory notes totaling to $100,000 are currently in default.

As of November 30, 2013, the balance of all convertible debentures was $1,277,000 (including related party debentures totaling $32,000) which are all currently in default, of which $782,000 carries a default interest rate ranging from 20% to 24%.

For the six months ended November 30, 2013 and 2012, debt discount amortization recorded to interest amounted to $53,648 and $247,311, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company had the following equity transactions during the six months ended November 30, 2013:

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

•	The Company issued 2,456,976 shares with a fair value of $29,704 as a deposit on the acquisition of ZBM
•
The Company recorded stock-based compensation of $21,629 related to amortization of the fair value of warrants on the date of grant that were issued to a consultant for services provided to the Company.

During the six months ended November 30, 2013, the Company accrued dividends of $111,189 due on Series D Convertible Preferred Stock. As of November 30, 2013, cumulative dividends due on Series D Convertible Preferred Stock totaled $152,778.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Stock option activity for six months ended November 30, 2013 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2013	829,445	$5.25	4.16	$-
Granted	-	$-	-	$-
Forfeited	-	$-	-	$-
Outstanding at November 30, 2013	829,445	$5.25	3.66	$-
Exercisable at November 30 , 2013	462,778	$5.25	0.41	$-

As of November 30, 2013, there was approximately $1,200,180 of total unrecognized compensation cost related to non-vested stock options which is expected to be substantially recognized when certain performance conditions are met or when there is a change of control.

Warrants

Warrant activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2013	758,335	$3.16	1.84	$-
Granted	75,001	$2.25	-	$-
Forefeited	(146,667)	$1.50	-	$-
Outstanding at November 30, 2013	686,669	$3.42	1.82	$-
Exercisable at November 30, 2013	686,669	$3.42	1.82	$-

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company received non-interest bearing advances from shareholders totaling $90,436 and made repayments of $46,931 during the six months ended November 30, 2013. As of November 30, 2013, amounts due to these shareholders totaled $79,346.

During the six months ended November 30, 2013, the Company made payments to its CEO totaling $70,158, which included reimbursement for expenses paid for by the CEO on behalf of the Company totaling $37,474. Expenses included travel expenses, general administrative expenses, as well as payments to service providers which were initially paid for by the CEO.

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

The Company has issued all of the OBH Shares to OBH and the IMS Shares to IMS.

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

Upon execution of the Agreement, Juvenil Felix, Ed Dowling and Jose Mendo de Souza were appointed to the Company’s Board of Directors on or before the Closing; James Davidson was appointed Chairman and Chief Executive Officer; Ryan Hart, the Company’s former Chairman and Chief Executive Officer, was appointed as President; and Adriano Espeschit was appointed a Director and Chief Operations Officer. On September 26, 2012, the Registrant accepted the resignation of Kaveh Meghdadpour as member of the Board of Directors. On December 17, 2012, the Board resolved to remove James Davidson as Chairman and Chief Executive Officer and appointed Ryan Hart as interim Chairman and Chief Executive Officer. On June 17, 2013, the Registrant appointed Daniel J. Kunz as its Executive Chairman of the Board of Directors and, effective upon closing of substantial funding, its Chief Executive Officer. Also on June 17, 2013, Ryan E. Hart was appointed to serve as Vice Chairman of the Board of Directors.

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

As of the date of this filing, ZBM has not been formed and the transaction has not been completed. The fair value of OBH shares and IMS shares of $240,024 has been recorded as a deposit on the acquisition.

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

The extension was granted, in part, as a result of the substantial, partial performance made by the Registrant in its efforts to complete the acquisition, including the delivery of all of the shares of common stock Series C Preferred Stock, as well as the conversion of an aggregate of $4,343,364 of convertible debt and related accrued interest into shares of common stock at $1.50 per share. The Registrant continues to devote all its efforts and operations toward the preparation of engaging in mining operations upon consummation of the transaction. The Registrant owns a minority interest in the Kuluncak mine, an iron ore mine in Turkey formerly owned by Exxaro and is currently in the process of evaluating its options and defining its strategy regarding its asset in Turkey.

(b) Going Concern

As shown in the accompanying consolidated financial statements, the Company had a net loss of $37,636 for the six months ended November 30, 2013 and had a working capital deficit as of November 30, 2013 of $4,592,595. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

For the Six Months Ended November 30, 2012

For the six months ended November 30, 2013 and 2012 our professional fees were $141,516 and $146,831 respectively.

For the six months ended November 30, 2013 and 2012, our selling, general and administrative expenses were $400,952 and $753,394 respectively. The decrease in selling, general and administrative expenses was primarily due to a decrease in consulting services of $71,000 and a decrease in stock compensation of $272,000.

For the six months ended November 30, 2013 and 2012, we recorded other income of $504,832 and other expense of $3,008,709, respectively. The change is primarily a result of the following:

•	Gain on settlement of debt and accrued interest of $425,251 for the six months ended November 30, 2013 compared to a loss on debt extinguishment of $631,476 for the six months ended November 30, 2012
•      Debt conversion expense of $1,857,432 for the six months ended November 30, 2012, which were not repeated in the six months ended November 30, 2013
•	Decrease in interest expense of $510,064, due to the Company’s efforts to convert and settle outstanding debt
•      Increase in derivatives gain of $137,467
•	Foreign currency losses of $48,149 for the six months ended November 30, 2013

For the Three Months Ended November 30, 2013 and 2012

For the three months ended November 30, 2013 and 2012, our professional fees were $56,063 and $88,428, respectively.  The decrease was a result of a decrease in legal fees of approximately $27,000.

For the three months ended November 30, 2013 and 2012, our selling, general and administrative expenses were $169,993 and $243,812, respectively. The decrease was primarily due to the decrease in stock based compensation of $38,690, which decreased as certain stock-based awards were fully amortized in prior periods, and a decrease in consulting and travel expenses of $61,480.

For the three months ended November 30, 2013 and 2012, we recorded other (income) expense of $(474,307) and $1,338,465, respectively. The decrease in other (income) expense was primarily due to the following:

•	Gain on settlement of debt and accrued interest of $425,251 for the three months ended November 30, 2013, with no related other (income) expense for the three months ended November 30, 2012
•      Debt conversion expenses of $890,685 for the three months ended November 30, 2012, which were not repeated in the three months ended November 30, 2013
•	Decrease in interest expense of $278,377, due to the Company’s efforts to convert and settle outstanding debt
•      Derivative gain of $254,040 for the three months ended November 30, 2013, compared to a derivative loss of $3,708 for the three months ended November 30, 2012
•	Foreign currency losses of $39,289 for the three months ended November 30, 2013

 (d) Liquidity and Capital Resources

At November 30, 2013, we had cash of $-, as compared to $687 at May 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On April 27, 2010, the Company’s Turkish subsidiary borrowed €450,000 ($555,692) from a third party. The loan is unsecured, bears annual interest at 25.0% and was payable in full on October 27, 2010. The interest rate increased to 60% on October 28, 2010, when the loan became in default. On August 2, 2011, the Turkish subsidiary and the lender cancelled the previous loan agreement and agreed to terms for the repayment of the €450,000 short-term debt and related interest by which the Turkish subsidiary agreed to pay the lender €200,000 on August 15, 2011, and €100,000 monthly thereafter through December 15, 2011 after which the Turkish subsidiary will have paid the lender €600,000 in aggregate. In addition the Company agreed to issue the lender 300,000 common shares no later than August 15, 2011. The Turkish subsidiary did not make the scheduled payments and the Company did not issue 300,000 shares to the lender. While delinquent, the Company is required to pay a 2.5% interest per month on the €600,000 loan to the lender. As of November 30, 2013, this loan is in default.

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

Date: January 21, 2014

ZINCO DO BRASIL, INC.
(Registrant)

By:	/s/Ryan Hart
Name: Ryan Hart
Title: President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

