Form 10-Q/A
period 2013-11-30
Zinco do Brasil, Inc.
filed 2014-01-28
CIK 1368055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note: The sole purpose of this Amendment to Zinco Do Brasil, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013, filed with the Securities and Exchange Commission on January 21, 2014 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

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

*  These exhibits were previously included or incorporated by reference in Zinco Do Brasil, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013, filed with the Securities and Exchange Commission on January 21, 2014.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

ZINCO DO BRASIL, INC.
Date: January 28, 2014	/s/ Ryan Hart
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

*   These exhibits were previously included or incorporated by reference in Zinco Do Brasil, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013, filed with the Securities and Exchange Commission on January 21, 2014.

**  Filed herewith.